Form 10-K
period 2000-12-31
TELECORP PCS INC /VA/
filed 2001-03-30
CIK 1113948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the transition period from   to   .

                       Commission File Number: 000-31941

                               TeleCorp PCS, Inc.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       54-1872248
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

                               ----------------

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                    (Address of principal executive office)

                                 (703) 236-1100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Voting Common Stock, par value $0.01

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Registrant's Class A Common Stock (Class A Common Stock) held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 28, 2001, was $2,761,711,374 based on the last reported sale price on such date on the Nasdaq National Market.

   As of March 28, 2001, the outstanding shares of each class of TeleCorp PCS, Inc. common stock are as follows:

      Class A Common Stock.......................................... 179,623,504
      Class C Common Stock..........................................     283,813
      Class D Common Stock..........................................     851,429
      Class E Common Stock..........................................       5,246
      Class F Common Stock..........................................      37,705
      Voting Preference Common Stock................................       3,093

Documents Incorporated By Reference

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Form 10-K is incorporated from the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 23, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Forward-Looking Statements or Information

   This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of one of its authorized executive officers may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In connection therewith, please see the cautionary statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking
Statements: Cautionary Statements" and elsewhere in this report which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                     PART I

Item 1.  Business.

The Company

   TeleCorp Holding Corp., Inc. (TeleCorp Holding) was incorporated in the State of Delaware on July 29, 1996 (date of inception). TeleCorp Holding was formed to participate in the Federal Communications Commission's (FCC) Auction of F-Block Personal Communications Services licenses in April 1997. TeleCorp Holding successfully obtained licenses in the New Orleans, Memphis, Beaumont, Little Rock, Houston, Tampa, Melbourne and Orlando Basic Trading Areas (BTAs). TeleCorp Holding qualified as a Designated Entity and Very Small Business under
Part 24 of the rules of the FCC applicable to broadband digital wireless personal communications services, or PCS.

   TeleCorp Wireless, Inc. (TeleCorp Wireless), formerly known as TeleCorp PCS, Inc. was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of TeleCorp Holding in order to effect an affiliation with AT&T. Upon completion of that transaction in 1998 (the 1998 AT&T transaction), TeleCorp Holding became a wholly-owned subsidiary of TeleCorp Wireless.

   In anticipation of the acquisition of Tritel, Inc. (Tritel) by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc. (the Merger). On November 13, 2000, each of TeleCorp PCS, Inc. and Tritel merged with newly-formed wholly-owned subsidiaries of Holding Company. At that time, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the newly-formed wholly-owned subsidiary was merged with and renamed TeleCorp Wireless, Inc. The newly merged subsidiary named Tritel retained its name.

   In accordance with the terms of the Merger, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in TeleCorp PCS. As a result of the merger, TeleCorp PCS is controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan who are also the Company's chief executive officer and its executive vice president and chief financial officer, respectively, and TeleCorp Wireless and Tritel are both wholly-owned subsidiaries of TeleCorp PCS. TeleCorp PCS is hereafter referred to as TeleCorp or the Company.

   The Company, through its operating subsidiaries, is the largest AT&T Wireless, Inc. (AT&T Wireless) affiliate in the United States, providing digital wireless personal communications services, to a licensed service area covering approximately 36.7 million people. As of December 31, 2000, the Company had launched service in 72 markets having approximately 27.5 million people and representing approximately 75% of the population where the Company holds licenses in the United States and Puerto Rico. As of December 31, 2000, TeleCorp Wireless and Tritel collectively had more than 666,000 customers. Together with Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

   The markets in which the Company provides coverage encompass a contiguous territory (other than Puerto Rico) including the following 16 of the 100 largest metropolitan areas in the United States and Puerto Rico: New Orleans and Baton Rouge, Louisiana; Memphis, Nashville and Knoxville, Tennessee; Little Rock, Arkansas; Milwaukee and Madison, Wisconsin; Des Moines, Iowa; Jackson, Mississippi; Birmingham and Mobile, Alabama; Louisville and Lexington, Kentucky; and San Juan and Mayaguez, Puerto Rico.

Strategic Alliance With AT&T Wireless

   AT&T Wireless is one of the Company's largest investors with an ownership interest of approximately 23%. The Company's strategic alliance with AT&T Wireless provides the Company with many business, operational and marketing advantages, including:

  . Exclusivity. The Company is the exclusive provider of wireless mobility services for AT&T Wireless and its affiliates using equal emphasis co-branding with AT&T in the Company's covered markets, except for licensed areas covering approximately 800,000 people in rural Kentucky, and subject to the right of AT&T Wireless and its affiliates to resell services on the Company's network.

  . Network Membership License Agreement. The Company has the right to use the AT&T brand name and logo together with the SunCom(R) brand name and logo in the Company's covered markets, giving equal emphasis to each. The Company also benefits from AT&T's and AT&T Wireless's nationwide advertising and marketing campaigns.

  . Roaming. The Company is the preferred roaming partner of AT&T Wireless and its affiliates for digital customers in the Company's markets, except for licensed areas covering approximately 800,000 people in rural Kentucky. The Company believes that its affiliation with AT&T Wireless will continue to provide the Company with a valuable base of roaming revenue.

  . Coast-to-Coast Coverage. Outside the Company's markets, its customers are able to place and receive calls in AT&T Wireless Services Inc. (AT&T Wireless Services) markets and the markets of AT&T Wireless Services' other roaming partners.

  . Products and Services. The Company receives preferred terms on selected products and services, including handsets, infrastructure equipment and back office support from companies who provide these products and services to AT&T Wireless Services.

  . Marketing. The Company benefits from the nationwide marketing and advertising campaigns of AT&T Wireless and its affiliates. In addition, the Company works with AT&T Wireless Services' and its affiliates' national sales representatives to jointly market the Company's wireless services to AT&T Wireless Services' and its affiliates' corporate customers located in the Company's markets.

Business Strategy

   The Company's goal is to become the leading provider of wireless PCS in each of the Company's markets, by providing its customers with simple-to-buy and easy-to-use wireless services, including coast-to-coast coverage, superior call quality, competitive pricing and personalized customer care. The Company's strategy to achieve these objectives includes the following:

  . Leverage Relationship with AT&T Wireless and its Affiliates. The Company receives numerous benefits from AT&T Wireless and its affiliates, including market exclusivity, co-branding, roaming and coast-to-coast coverage, and preferred terms on selected products and services. Also, the Company benefits from nationwide marketing and advertising campaigns of AT&T Wireless and its affiliates. In addition, the Company is working with national sales representatives of AT&T Wireless and its affiliates to jointly market the Company's wireless services to AT&T's and its affiliates' corporate customers located in the Company's markets.

  . Provide Coast-to-Coast Coverage. The Company's market research indicates that scope and quality of coverage are extremely important to customers in their choice of a wireless service provider. The Company has designed extensive local calling areas, and offers coast-to-coast coverage through the Company's arrangements with AT&T Wireless and its roaming partners. The Company's network covers those areas where people are most likely to take advantage of wireless coverage, such as the suburbs, metropolitan areas and vacation locations.

  . Offer Superior Call Quality. The Company is committed to investing the capital required to develop a quality network in its existing and new markets. The Company believes its capital investment is designed to provide a highly reliable network as measured by performance factors such as percentage of calls completed and number of dropped calls. To this end the Company maintains a state-of-the-art network operations center and, to ensure continuous monitoring and maintenance of its network, the Company has a disaster recovery plan. In areas in which the Company has commenced service, it intends to improve its network coverage by adding cell sites, which the Company believes will:

    . increase roaming minutes on the Company's network while decreasing the expenses it incurs when its customers roam on other networks in the Company's markets; and

      .   increase the quality of the Company's call coverage to its customers.

  . Achieve Management and Operating Synergies. As a result of the acquisition of Tritel by TeleCorp Wireless, the Company has formed a management team that includes executives of both companies. The Company has begun to consolidate additional management functions, including sales and marketing, field operations, engineering, finance, legal and human resource functions. Additionally, the Company expects to implement strategies that have proven successful for TeleCorp Wireless, such as the creation of larger regional management areas and expanded sales and marketing campaigns.

  . Provide Enhanced Value at Low Cost. The Company offers its customers advanced services and features at competitive prices. The Company's pricing plans are designed to promote the use of wireless services by enhancing the value of its services to the Company's customers. The Company includes usage enhancing features such as call waiting, three-way conference calling, and short message service in its basic packages. The Company markets its service with a simple, all-in-one focus: digital phone, pager and voice mail. The Company offers its customers affordable, simple calling plans, and it leverages the coast-to-coast reach of AT&T Wireless Services and its roaming partners. The Company's national SunRateSM plans are similar to AT&T Digital One RateSM plans in that minutes can generally be used throughout the United States without paying additional roaming fees or long distance charges. The Company believes it can offer competitive services because of the cost advantages provided by agreements between the Company and AT&T Wireless and certain of its affiliates, the cost-effective characteristics of Time Division Multiple Access (TDMA), the technology standard of the network, and the Company's centralized administrative functions and efficient distribution.

  . Deliver Quality Customer Care. The Company's customer service strategy is predicated upon building strong relationships with customers, from the time of the initial handset purchase through the life of the service contract. Customers who purchase handsets from company stores are able to activate service immediately. Customers purchasing their handsets from independent retailers are able to activate service by using the handset to call one of the Company's customer service representatives. Either way, the customer is able to obtain immediate credit approval or establish a debit billing plan, select service features and a rate plan and set up a billing program. The Company also offers special billing services that cater to the need of consumers, including simplified monthly billing statements and flexible billing cycles. The Company expects future enhancements to include on-line billing and account information. AT&T Wireless and the SunCom(R) affiliates, including the Company, plan to exchange information and share best practices in order to provide their respective customers with better customer care.

  . Develop Wireless Data Services. In the future, the Company intends to offer wireless data services including integrated e-mail, wireless internet and Personal Digital Assistant (PDA) functions. In addition, the Company has joined AT&T Wireless in selecting General Packet Radio System (GPRS) technology, a Global System for Mobile Communication (GSM) based technology, for the next step towards the development of third-generation services for high-speed data transmission. Third generation wireless technologies are expected to greatly enhance transmission speeds for internet service and other data. However, the current business plan does not include, and the Company has not budgeted for any costs for development and implementation of a GPRS overlay network or delivery of GPRS.

Marketing Strategy

   The Company believes that its association with the AT&T brand name and the distinctive advantages of its TDMA network, combined with the simple-to-buy and easy-to-use philosophy, will allow expansion of its customer base. The marketing strategy was developed on the basis of extensive market research in each of the Company's markets. This research indicated that limited coverage of existing wireless systems, relatively high costs, inconsistent performance and overall confusion about wireless services drove customer dissatisfaction and reduced the attractiveness of wireless services for potential new customers.

   Marketing efforts are focused on three primary market segments:

  .  corporate accounts;

  .  current wireless users; and

  . individuals with the intent to purchase a wireless product within six months of the date of assessment.

   For each segment, the Company is creating a specific marketing program, including a service package, pricing plan and promotional strategy. The Company believes that targeted service offerings will increase customer loyalty and satisfaction, which should reduce customer turnover.

   The following are key components of the Company's marketing strategy:

 Branding

   The Company markets its wireless services as "SunCom, Member of the AT&T Wireless Network" and uses the globally recognized AT&T brand name and logo in equal size and prominence with the SunCom(R) brand name and logo. The Company believes that consumers associate the AT&T brand with reliability and quality.

   TeleCorp Wireless and Tritel have entered into agreements with Triton adopting a common regional brand, SunCom(R). The Company and Triton are endeavoring to establish the SunCom(R) brand as a strong local presence. Markets in which the SunCom(R) brand is used include approximately 50 million people. The Company enjoys preferred pricing on equipment, handset packaging and distribution by virtue of its affiliation with AT&T Wireless and Triton.

 Advertising/Promotion

   The Company believes that the most successful marketing strategy is based on establishing a strong local presence in each of its markets. The Company directs its media efforts at the community level by advertising in local publications and sponsoring local and regional events. The Company combines these local efforts with mass market media, including television, radio, newspaper, magazine, outdoor and internet advertisements. Outside advertising agencies support the Company's brand campaigns, and also develop newspaper, radio and web page advertisements to promote specific product offerings and direct marketing programs for targeted audiences. All of the advertising materials use the SunCom(R) and AT&T brand names with equal emphasis and also use the tagline, giving equal emphasis to each, "SunCom, Member of the AT&T Wireless Network."

 Pricing

   Pricing plans are designed to be competitive and straightforward, offering large buckets of minutes, large local calling areas and usage enhancing features. The Company offers pricing plans tailored for its markets, including local, regional and national pricing plans. The Company also offers shared minute pools that are available for businesses and families who have multiple wireless users who want to share the bucket of minutes.

   The wireless industry is experiencing shifts in customers' calling patterns. A contributing factor in these shifts is the increase in availability of flat rate plans in which customers purchase a large bucket of minutes for use per month, including minutes that can be used locally, regionally or nationally. An example of one of these plans is the AT&T Digital One Rate PlanSM. Growth in this category will provide valuable roaming revenue streams as AT&T Digital One RateSM customers use their minutes while visiting the Company's network.

   The Company is able to offer national SunRateSM plans by virtue of its roaming relationships with AT&T Wireless Services. Competing flat rate plans often limit flat rate usage to the competitor's own networks. The Company is able to offer a differentiated national rate plan by virtue of its roaming arrangements with AT&T Wireless Services and its roaming partners.

   Pricing policies differentiate the Company from its competition through flexibility and design. The Company offers an average of 23 price plans per region and designs its price plans to encourage customers to enter into long-term agreements.

 Handsets

   Service is sold exclusively with handsets that are compatible with wireless communications systems that operate using digital service on the PCS portion of the airwaves, as well as digital and analog service on the cellular portion of the airwaves. Through the use of technologically advanced Nokia, Ericsson and Motorola handsets, the Company's customers can use their phones across a variety of wireless networks.

Sales and Distribution

   The Company sales and distribution strategy is to use a balanced mix of distribution channels to maximize penetration within the licensed service area while minimizing customer acquisition costs. The channels include a network of company stores, nationally recognized retailers, a direct sales force for corporate and business customers, regional and local mass merchandisers, telesales, direct mail and online sales. AT&T's and its affiliates' sales channels are employed to cooperatively exchange leads and develop new business.

  . Company Stores. Stores range in size from small kiosks to 3,600 square foot stores in the principal retail district in each market. As of December 31, 2000, the Company had opened 168 stores for the distribution and sale of its handsets and services. Company stores offer a considerable competitive advantage by providing a strong local presence. The Company believes that the Company stores also offer one of the lowest customer acquisition costs among different distribution channels. Sales representatives in Company stores receive in-depth training to allow them to explain wireless communications services simply and clearly. The Company believes that the process distinguishes the Company from its competitors and will improve the ability to attract customers within the Company's markets.

  . Retail Outlets. Distribution agreements have been negotiated with national and regional mass merchandisers and consumer electronics retailers, including Circuit City, Cellular Warehouse, Metrocall, Office Depot, Staples, Best Buy and Office Max in the United States and Farmacia El Amal, Beeper Connections and Radio Shack in Puerto Rico. There are over 2,800 retail outlet locations where customers can purchase the Company's services. In some of these retail store locations, the Company is implementing a store-within-a-store concept, which uses visual merchandising to leverage the brand awareness created by both SunCom(R) and AT&T's and its affiliates' advertising.

  . Direct Sales and Marketing. The direct corporate sales force focuses on high-revenue, high-margin corporate users. As of December 31, 2000, the direct corporate sales force consisted of approximately 229 dedicated professionals targeting the wireless decision maker within large corporations. The Company also benefits from AT&T Wireless's and its affiliates national corporate accounts sales force. AT&T Wireless and its affiliates support the Company's marketing of its services to large national accounts of AT&T Wireless and its affiliates located in the Company's service areas. The use of direct marketing generates leads and stimulates prospects, while maintaining low selling costs and offering customers additional features or customized services.

  . Online Sales. The Company's website provides current information about the Company, its markets, products and services. All information that is required to make a purchasing decision is available through the website and online store. Customers are able to choose any rate plan, features, handsets and accessories that the Company offers. The online store provides a secure environment for transactions, and customers purchasing through the online store experience a similar business process to that of customers purchasing service through other channels.

 Customer Care

   The Company is committed to building strong customer relationships by providing customers with prompt and helpful service. Customers are served from state-of-the-art facilities in Memphis, Tennessee, Jackson, Mississippi and other facilities operated by third-party contractors. As of December 31, 2000, the Company employed 502 customer care representatives. The customer care centers have sophisticated infrastructure and information systems, including automated call distributors and advanced diagnostic tools for one-call trouble resolution. The Company emphasizes proactive and responsive customer service, including welcoming calls when a new customer commences service.

Network Development

   TeleCorp Wireless and Tritel launched commercial operations in February 1999 and September 1999, respectively, and have collectively commenced services in each of their major markets. Services were launched in markets which have attractive characteristics for a high volume of wireless communications usage, including metropolitan areas, the surrounding suburbs, commuting and travel corridors, and popular leisure and vacation destinations. Immediately upon launch, customers had access to coast-to-coast coverage through roaming arrangements with AT&T Wireless Services and its roaming partners, both inside and outside the Company's licensed areas. Within each market, geographic coverage is based upon changes in wireless communications usage patterns, demographic changes within the Company's licensed areas and its experiences in those markets. Coverage includes an entire basic trading area if the Company has a significantly developed system in that basic trading area.

   The Company's launched markets include approximately 27.5 million people, or approximately 75% of the population in our licensed areas. As of December 31, 2000, the network included 2,655 network equipment sites and 14 call connection sites and serviced over 666,000 customers. The Company expects to have approximately 3,600 cell sites by the end of 2001.

 Site Identification, Acquisition and Construction

   The Company has arrangements with several firms to identify and acquire the sites on which the towers, antennae and other equipment necessary for the operation of our PCS system will be located. After the site acquisition companies identify the general geographic area in which to locate cell sites, the site acquisition companies survey potential sites to identify two potential tower sites within each geographic location. The site acquisition companies evaluate the alternative sites within each of the identified geographic areas, giving consideration to various engineering criteria as well as the desirability of the site from an economic point of view. The contracts with these site acquisition companies are based upon specified hourly fees or fixed fee arrangements.

   Cell sites are obtained in three ways:

     . co-location;

     . construction of a tower by an independent build-to-suit company; or

     . Company construction of a tower.

   First preference in site acquisition is being given to co-location sites with another wireless company or companies by leasing space on an existing tower or building. The advantages of co-location are that there are lower capital costs associated with co-locating on an existing tower and any zoning difficulties have likely been resolved. Second preference is being given to sites for construction of a tower on a build-to-suit basis by an independent tower construction company who would acquire the site, build the tower and lease it back to the Company. The principal advantage of this method is that it reduces capital expenditures, although operating expenses will reflect the required lease payments. Third preference is being given to those greenfield sites that the Company would acquire and then arrange for the construction of a tower that the Company would own.

 Call Connection Sites

   In order to cover markets with approximately 36.7 million people in the Company's licensed areas, the Company utilizes 14 call connection sites. Each call connection site serves several purposes, including routing calls, managing call hand-off, managing access to landline carrier networks and providing access to voice mail.

Network Operations

 Network Communications Equipment

   Tritel and TeleCorp Wireless have each entered into an equipment supply agreement with Ericsson and Lucent, respectively, under which the Company's subsidiaries agreed to purchase radio base stations, switches and other related PCS transmission equipment, software and services necessary to establish the Company's PCS network. Tritel and TeleCorp Wireless have agreed that, during the term of each agreement, Ericsson and Lucent will be the exclusive provider for certain PCS transmission equipment, materials and services within their respective markets.

 Network Operations Center

   A network operations center is maintained in Memphis, Tennessee for continuous monitoring and maintenance of the network. The effective operation of a network requires:

  . connection agreements and agreements to transmit signals from network equipment sites to call connection equipment with other communications providers;

  .  a long distance connection;

  .  the implementation of roaming arrangements;

  .  the implementation of network monitoring systems; and

  .  the implementation of information technology systems.

   The network operations center provides around-the-clock monitoring and maintenance of the entire network. The network operations center is equipped to constantly monitor the status of all network equipment sites and call connection equipment and to record network traffic. The network operations center provides continuous monitoring of system quality for blocked or dropped calls, call clarity and evidence of tampering, cloning or fraud. The network operations center was designed to manage the interface between customer usage, data collected by call connection equipment and the billing systems. The network operations center is located in the Memphis site containing call connection equipment, and the Company maintains back-up network operations center capabilities in the Arlington, Virginia data center.

 Connection Agreements

   The digital PCS network connects to the landline telephone system through local exchange carriers. The Company has entered into connection agreements with multiple carriers, including BellSouth, SBC Communications, Verizon, Puerto Rico Telephone and smaller local exchange carriers within its markets.

 Long Distance Connection

   The Company has executed wholesale long distance agreements with AT&T providing for preferred rates for long distance services.

 Roaming Arrangements

   Through certain arrangements with AT&T Wireless Services and its affiliates and via the use of advanced handsets, the Company's customers have roaming capabilities on the wireless network of AT&T Wireless Services and its affiliates and their customers have roaming capability on the Company's wireless network. Further, AT&T Wireless Services' and its affiliates' roaming agreements with third-party carriers at the preferred pricing of AT&T Wireless Services and its affiliates benefit the Company. These agreements, together with AT&T Wireless Services' wireless network, enable the offering of roaming services in licensed areas representing more than 95% of the United States population.

 Management Information Systems

   Management information systems operate to handle customer care, billing, network management and financial and administrative services. The systems focus on three primary areas:

  . network management, including service activation, pre-pay systems, traffic and usage monitoring, trouble management and operational support systems;

  . customer care, including billing systems and customer service and support systems; and

  . business management, including financial, purchasing, human resources and other administrative areas.

   TeleCorp Wireless and Tritel currently operate separate customer care and business systems. Sophisticated network management and operations support systems facilitate network fault detection, correction and management, performance and usage monitoring and security. System capabilities have been developed to allow over-the-air activation of handsets and implement fraud protection measures. Stringent controls are maintained for both voluntary and involuntary deactivations. The Company attempts to minimize customer disconnects through credit review and preactivation screening, to identify prior fraudulent or bad debt activity and call pattern profiling, to identify where activation and termination policy adjustments are needed.

Technology

 TDMA Digital Technology

   The Company has chosen digital TDMA technology for its network. TDMA technology allows for:

  . the use of advanced handsets which allow for roaming across the PCS and cellular portion of the airwaves, including both analog and digital technologies;

  . enhanced services and features, such as short-messaging, extended battery life, added call security and improved voice quality; and

  . network equipment sites that are small and that improve network coverage with low incremental investment.

   TDMA technology is the digital technology choice of two of the largest wireless communications companies in the United States, AT&T Wireless Services and Cingular Wireless. This technology served an estimated 53.5 million customers worldwide and 27.3 million customers in North America as of September 30, 2000, according to the Universal Wireless Communications Consortium, an association of TDMA providers and manufacturers. The Company believes that the increased volume of TDMA customers has increased the probability that this technology will remain an industry standard. TDMA equipment is available from leading telecommunication vendors such as Lucent, Ericsson and Nortel.

 Future Technology Development

   The Company has joined AT&T Wireless in selecting GPRS technology for the next step toward the development of third-generation services for high-speed transmission of data, such as internet service. GPRS operates on GSM technology. Third generation wireless technologies are expected to greatly enhance transmission speeds for internet service and other data. The Company believes that it will be possible to deploy GPRS as an overlay to its existing TDMA network. To do this, the Company would, in most instances, place GPRS transmitters at its existing cell sites and connect those transmitters to its existing antenna systems. In some situations, the Company would build new GPRS sites. As a result, the Company may be able to offer roaming services to GSM-based PCS providers. However, the current business plan does not include, and the Company has not budgeted for any costs for the development and implementation of a GPRS overlay network or delivery of GPRS. The Company does, however, anticipate deploying its GPRS network strategically in the future, initially targeting more heavily populated areas where the Company believes deploying the GPRS network will likely attract additional roaming revenues. The Company does not anticipate making any expenditures with respect to GPRS until the latter part of 2001. Any expenditures in 2001 that the Company makes for GPRS are not expected to be material.

Competition

   The Company believes that customers choose a wireless communications service provider principally based upon network coverage, pricing, quality of service and customer care. The Company competes directly with at least two cellular providers and PCS providers in each of its markets and against enhanced specialized mobile radio operations in some of its markets. The Company also competes with at least one analog, one CDMA, or code division multiple access, and one GSM operator in each of its markets other than Puerto Rico and New Orleans. Some of these providers have significant infrastructure in place, often at low historical cost, have been operational for many years, and may have greater capital resources than the Company. The cellular operators with whom the Company competes may upgrade their networks to provide services comparable to those the Company offers.

   The Company competes in:

  . Alabama primarily against Verizon Wireless, Cingular Wireless, Sprint PCS, Powertel (which has agreed to be acquired by VoiceStream Wireless Corporation (VoiceStream) and VoiceStream has agreed to be acquired by Deutsche Telekom), PrimeCo, Mobile Tri-States, Nextel and ALLTEL;

  . Iowa, primarily against Sprint PCS, Verizon Wireless, US Cellular, Nextel, Voicestream and Western Wireless;

  . Kentucky, primarily against Verizon Wireless, Cingular Wireless, Sprint PCS, Nextel, Powertel;

  . Mississippi, primarily against Cingular Wireless, Centurytel, Powertel, Sprint PCS, Nextel and Cellular South;

  . Puerto Rico, primarily against Puerto Rico Telephone Company, Cingular Wireless, Centennial Cellular and NewCom Wireless Services, Inc.;

  . Tennessee, primarily against Verizon Wireless, Cingular Wireless, US Cellular, Powertel, Leap Wireless, Nextel and Sprint PCS; and

  . Wisconsin, primarily against US Cellular, Cingular Wireless, Sprint PCS and Verizon Wireless.

   The Company also competes with resellers of wireless communications services in each of its markets. Resellers purchase large volumes of services on a wireless operator's network, usually at a discount, and resell the services to end users under the reseller's own brand name. While the network operator receives some revenue from the sale of services to the reseller, the operator is competing with its own customer for sales to the end users. The Company has agreed to resell services to AT&T Wireless and its affiliates in each of its markets should AT&T Wireless desire to do so. The Company has not yet entered into any such arrangements with AT&T Wireless or any other party.

   The Company has not obtained a significant share of the market in any of its areas of operation. The Company faces significant competition from operators who have already established strong market positions and have signed up many customers. Most of the existing cellular operators have developed systems that have larger local and regional coverage than the Company's. The Company seeks to compete by offering a competitive product with attractive pricing plans and through its extensive access to roaming, including in-region roaming, which gives the Company an effective coverage area competitive with that of its principal competitors. The Company has developed its pricing plans to be competitive and to emphasize the advantages of its offerings.

   The Company anticipates that market prices for wireless communications services generally will decline in the future based upon increased competition. The ability to compete successfully will depend, in part, on the Company's ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors' discount pricing strategies, all of which could adversely affect operating margins. The Company plans to use its digital feature offerings, national network through the AT&T Wireless affiliations, contiguous footprint providing an extended home calling area, and local presence in secondary markets to combat potential competition. The Company believes that its extensive digital network, once deployed, will provide a cost effective means to react appropriately to any price competition.

Acquisition and Disposition History

   On April 7, 2000, TeleCorp Wireless completed the acquisition of TeleCorp LMDS, Inc. (TeleCorp LMDS) through an exchange of all of the outstanding stock of TeleCorp LMDS for 878,400 shares of TeleCorp Wireless class A voting common stock. These shares were converted into shares of the Company's class A voting common stock in connection with the acquisition of Tritel by TeleCorp Wireless. TeleCorp LMDS's stockholders were Mr. Vento, Mr. Sullivan and three of the Company's initial investors. By acquiring TeleCorp LMDS, TeleCorp Wireless gained local multipoint distribution service licenses covering 1100 MHz of airwaves in the Little Rock, Arkansas BTA and 150 MHz of airwaves in each of the Beaumont, Texas; New Orleans, Louisiana; San Juan and Mayaguez, Puerto Rico; and United States Virgin Islands BTAs.

   On April 11, 2000, TeleCorp Wireless completed its acquisition of the 15% of Viper Wireless, Inc. (Viper Wireless) that it did not yet own from Messrs. Vento and Sullivan in exchange for an aggregate of 323,372 shares of its class A voting common stock and 800 shares of its series E preferred stock through a merger of a wholly-owned subsidiary and Viper Wireless. TeleCorp Wireless had acquired 85% of Viper Wireless on March 1, 1999 in exchange for $32.3 million contributed by AT&T and some of the initial investors of TeleCorp Wireless for additional shares of TeleCorp Wireless preferred and common stock. Viper Wireless used the proceeds to participate in the Federal Communications Commission's reauction of PCS licenses. Viper Wireless was subsequently granted six PCS licenses in the reauction. All shares of TeleCorp Wireless common and preferred stock have been converted into shares of the Company's capital stock as a result of the acquisition of Tritel by TeleCorp Wireless.

   On November 13, 2000, Tritel was acquired by TeleCorp Wireless through the mergers of each of Tritel and TeleCorp Wireless with two newly formed subsidiaries of the Company. In accordance with the terms of the merger agreement, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in the Company. As a result of the merger, the Company is controlled by the former holders of the voting preference common stock of TeleCorp Wireless, Gerald T. Vento and Thomas H. Sullivan. Tritel and TeleCorp Wireless are wholly-owned subsidiaries of the Company. In connection with the acquisition, AT&T Wireless Services also agreed to make certain cash and other contributions to the Company in exchange for 9,272,740 shares of the Company's class A voting common stock issued to AT&T Wireless, thereby increasing AT&T Wireless's ownership interest in the Company from approximately 18% to 23%. This transaction (the AT&T Contribution) was completed immediately after the acquisition.

   On November 13, 2000, TeleCorp Wireless exchanged its Boston operating segment, which included PCS licenses in several New England markets, for certain wireless properties or rights to designate a qualified assignee for additional wireless properties of AT&T Wireless in the Milwaukee, Wisconsin and Des Moines, Iowa markets, and a cash payment of $80.0 million (the AT&T Exchange).

   On December 29, 2000, the Company completed the purchase from ALLTEL of two 10 MHz D-Block licenses covering approximately 1.5 million people in Birmingham and Tuscaloosa, Alabama, two markets in which the Company currently holds 15 MHz C-Block licenses. The Company also acquired certain equipment and a customer list containing in excess of 2,500 PCS customers of ALLTEL in the Birmingham and Tuscaloosa markets, who the Company intends to convert into its customers. These assets were purchased for an aggregate purchase price of $67.0 million which was principally funded through senior credit facilities. In addition, the Company and AT&T Wireless Services have entered into a put and call agreement that gives the Company the right to sell the two licenses acquired from ALLTEL to AT&T Wireless Services at any time until June 2002 for $50.0 million. This agreement also gives AT&T Wireless Services the right to purchase the two licenses during the same period for $50.0 million. However, generally, the Company can terminate AT&T Wireless Services' call right if the Company terminates its put right. In each case, the transfer of the licenses is conditioned upon receipt of the necessary regulatory approvals.

   The Company and Telephone Data Systems Inc. (TDS) have entered into an agreement to collectively purchase the assets of Airadigm. Airadigm is a wireless provider based in Little Chute, Wisconsin and owns C-block FCC licenses in Wisconsin and Iowa. Airadigm filed for Chapter 11 bankruptcy protection in July 1999. Under the terms of the collective plan of financial reorganization approved by the U.S. Bankruptcy Court on November 1, 2000, the Company and TDS plan to provide the funding to meet Airadigm's debt obligations. The Company will receive disaggregated licenses for its consideration. The sale of Airadigm's licenses is contingent upon reinstatement of those licenses by the FCC and receipt of FCC approval for the transfer of the licenses to a designee of the Company.

Government Regulation

   The Company is subject to substantial regulation by the Federal Communications Commission, the Federal Aviation Administration, state public utility commissions and, in some cases, local authorities. Its principal operations are classified as commercial mobile radio service by the Federal Communications Commission, subject to regulation under Title II of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, as a common carrier and subject to regulation under Title III of the Communications Act as a radio licensee. The states are preempted from regulating the Company's entry into and rates for commercial mobile radio service offerings, but remain free to regulate other terms and conditions of the Company's commercial mobile radio services and to regulate other intrastate offerings by the Company. Congress and the states regularly enact legislation, and the Federal Communications Commission, state commissions and local authorities regularly conduct rulemaking and adjudicatory proceedings that could have a material adverse effect on the Company. In addition, government regulation may adversely affect the Company's ability to engage in, or rapidly complete, transactions and may require the Company to expend additional resources in due diligence and filings related to the Federal Communications Commission and other requirements, as compared to unregulated entities.

 Federal Communications Commission Common Carrier Regulation Under Title II

   Under Title II of the Communications Act, among other things, the Company is:

  .  required to offer service upon reasonable request;

  . prohibited from imposing unjust or unreasonable rates, terms or conditions of service;

  .  proscribed from unjustly or unreasonably discriminating among customers;

  . required to reserve communications capacity for law enforcement surveillance operations and to make technical network changes to facilitate this surveillance;

  . required to make the Company's services and products accessible to, and usable by, persons with disabilities, if readily achievable; and

  . required to comply with limitations on the Company's of customer proprietary network information.

   Under the Telecommunications Act, the Company is entitled to benefits when negotiating interconnection arrangements with other communications carriers, such as resale rights, their customers being able to keep their old numbers when switching to the Company and compensation equal to that of other carriers, but the Company is subject to many of those same requirements when other carriers seek to interconnect with the Company's networks. The Federal Communications Commission is still in the process of implementing some of these benefits. While the rates of common carriers are subject to the Federal Communications Commission's jurisdiction, the Federal Communications Commission forbears from requiring commercial mobile radio service carriers to file tariffs for their services. Common carriers, including commercial mobile radio service providers, are also prohibited under the Communications Act from unreasonably restricting the resale of their services and are required to offer unrestricted resale.

 Federal Communications Commission Radio License Regulation Under Title III

   Among other things, Title III of the Communications Act:

  . does not permit licenses to be granted or held by entities that have been subject to the denial of federal benefits;

  .  requires the Company to seek prior approval from the Federal
     Communications Commission to transfer control of the Company or to assign the Company's radio authorizations, including subdividing the Company's radio airwaves or partitioning geographic license areas, except in very limited circumstances; and

  .  limits foreign ownership in radio licensees, including PCS providers.

 Federal Communications Commission Commercial Mobile Radio Service Regulation

   The Federal Communications Commission rules and policies impose substantial regulations on commercial mobile radio service providers. Among other regulations, commercial mobile radio service providers such as the Company:

  .  incur costs as a result of required contributions to federal programs;

  . are prohibited from acquiring or holding an attributable interest in PCS, cellular or special mobile radio licenses with more than 45 MHz of airwaves in the same metropolitan area, and more than 55 MHz in rural markets, although these rules are currently subject to review. The Federal Communications Commission has indicated that it would consider issuing a Notice of Proposed Rulemaking to evaluate the continued need for a spectrum aggregation limit;

  . are required to provide at least manual roaming service to enable a customer of one provider to obtain service while roaming in another carrier's service area;

  . are required to route emergency calls to public safety centers and provide the public safety centers under certain circumstances with information regarding the originating number and the general location of the caller;

  . are required to comply with federal rules governing radio frequency transmissions in order to limit exposure, by both the general public and maintenance personnel, to potentially harmful radiation; and

  . will eventually be required to allow customers to retain their telephone numbers when changing service providers in some circumstances.

 Federal Communications Commission Personal Communications Services Regulation

   Commission rules and policies and the Communications Act. The Company is subject to service-specific regulations under the Federal Communications Commission's rules. Among other things, these regulations provide that PCS licensees, such as us, be granted licenses for a 10-year term, subject to renewal. Under these policies, the Company will be granted a renewal expectancy that would preclude the Federal Communications Commission from considering competing applications if the Company has:

  . provided "substantial" performance that is "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal"; and

  . substantially complied with the Federal Communications Commission rules and policies and the Communications Act.

   These regulations also govern the transmission characteristics of PCS handsets and network equipment sites and other technical requirements. PCS licensees are required to comply with limits intended to ensure that these operations do not interfere with radio services in other markets or in other portions of the airwaves and to ensure emissions from mobile transmitters do not cause adverse health effects. The Company is also subject to minimum construction requirements that will require it to deploy facilities with service coverage of a particular amount of the population of its licensed areas within specified time periods.

 Relocation of Fixed Microwave Licensees

   Because PCS carriers use airwaves occupied by existing microwave licensees, the Federal Communications Commission has adopted special regulations governing the relocation of incumbent systems and cost-sharing among licensees that pay to relocate microwave incumbents. Relocation usually requires a PCS operator to compensate an incumbent for the costs of system modifications and new equipment required to move the incumbent to new portions of the airwaves, including possible premium costs for early relocation to alternate portions of the airwaves. The transition plan allows most microwave users to operate in the PCS portion of the airwaves for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period following the issuance of the PCS license. These periods are longer for public safety entities. The Company has entered into all necessary agreements for microwave relocation. Under certain circumstances relocated licensees may exercise their rights to move back to their original sites in the event the new sites are inadequate.

 Federal Communications Commission and Federal Aviation Administration Facilities Regulation

   Because the Company acquires and operates antenna sites for use in its networks, it is subject to Federal Communications Commission and Federal Aviation Administration regulations governing registration of towers, the marking and lighting of antenna structures and regulations governing compliance with the National Environmental Policy Act of 1969, which requires carriers to assess the impact of their operations on the environment, including the health effects of radio airwave radiation on humans.

 Federal Communications Commission Designated Entity Regulation

   Federal Communications Commission licenses are held by certain of the Company subsidiaries under the Federal Communications Commission's designated entity policies. Under such policies, for a period of five years from initial license grant, some of the Company's licenses can only be held by a company that meets the Federal Communications Commission's criteria for "entrepreneurial" status. In addition, some of the Company's licenses were awarded subject to bidding credits because the original bidder met the criteria for "small business" or "very small business" status. With respect to the Company's designated entity licenses, it:

  . believes it met the relevant eligibility and benefits criteria at the time such licenses were granted;

  . believes its subsidiaries continue to hold such licenses in compliance with the Federal Communications Commission's eligibility and benefits criteria; and

  . intends to diligently maintain its subsidiaries' eligibility and benefits in compliance with applicable Federal Communications Commission rules.

   The Company relies on representations of its investors to determine their compliance with the Federal Communications Commission's rules applicable to PCS licenses.

   Entrepreneurial Eligibility. Under the Federal Communications Commission's designated entity rules for PCS, the C- and F-Blocks of PCS spectrum were set aside by the Federal Communications Commission for entrepreneurs. Only entrepreneurs were eligible to bid for these licenses and, for a period of five years from the original grant, only entrepreneurs may hold these licenses. TeleCorp Holding Corp. and Viper Wireless, Airwave Communications, and Digital PCS initially qualified to hold PCS licenses as entrepreneurs. The Company believes that it has met the entrepreneurs requirements. To qualify as an entrepreneur, the Company's designated entity subsidiaries, their attributable investors, the affiliates of the Company's designated entity subsidiaries and the affiliates of the attributable investors in the Company's designated entity subsidiaries must have had less than $500.0 million in total assets at the time they acquired their initial licenses and gross revenues of less than $125.0 million for each of the two years prior to filing their applications for these licenses. To the extent an entrepreneur grows beyond these limits as a result of normal business growth, it will retain its eligibility to hold its licenses and even may continue to acquire additional entrepreneurial licenses from other entrepreneurs.

   Small Business and Very Small Business Status. Under the Federal Communications Commission's designated entity policies, TeleCorp Holding, TeleCorp LMDS, Viper Wireless, Airwave Communications and Digital PCS received their licenses subject to bidding credits, and in some cases, government financing, awarded because of their status as very small businesses. In order to qualify for bidding credits or government financing, or to acquire licenses originally awarded with bidding credits or government financing without being subject to penalty payments, the Federal Communications Commission considers the aggregate average gross revenues of the applicant, its attributable investors, the applicant's affiliates, and the affiliates of the applicant's attributable investors for the prior three years. If these average annual revenues are $40.0 million or less, the entity will be considered a small business. If these average annual revenues are $15.0 million or less, the entity will be considered a very small business. To the extent a small business or very small business grows beyond these limits as a result of normal business growth, it will not lose its bidding credits or governmental financing, but its status as a small or very small business is not grandfathered for other licenses it subsequently acquires.

   Control Group or Controlling Interest Holder Requirements. For the Company's designated entity subsidiaries to avoid attribution of the revenues and assets of some of their investors, the Company's designated entity subsidiaries are required to maintain a conforming control group or controlling interest holders as well as limit the amount of equity held by other entities on a fully-diluted basis. These requirements mandate that the control group, among other things, have and maintain both actual and legal control of the licensee. Under these control group requirements:

  . an established group of investors meeting the financial qualifications must own at least three-fifths of the control group's equity, or 15% of the licensee's overall equity, on a fully-diluted basis and at least 50.1% of the voting power in the licensee entity; and

  . additional members of the control group may hold up to two-fifths of the control group's equity, or up to 10% equity interest on a fully-diluted basis in the licensee entity.

   Additional members may be non-controlling institutional investors, including most venture capital firms. A licensee must have met the requirements at the time it filed its application to acquire these licenses and must continue to meet the requirements for five years following the date that a license is granted, although normal business growth is permitted. Beginning the fourth year of the license term, the Federal Communications Commission rules:

  . eliminate the requirement that the 10% equity interest be held by certain limited classes of investors; and

  . allow the qualifying investors to reduce the minimum required equity interest from 15% to 10%.

   In August of 2000, the Federal Communications Commission revised the rules for newly designated entities whereby a designated entity may show compliance with the financial limitations using a new controlling interest standard. This standard does not mandate specific equity criteria, but continues to require de jure and de facto control by the controlling interest holders. Pre-existing designated entities, such as some of the Company's subsidiaries, are not required to conform to the new rules.

 Federal Communications Commission Transfer Restrictions

   During the first five years of their license terms, with one exception, designated entity PCS licensees may only transfer or assign their license, in whole or in part, to other qualified entrepreneurs. The Federal Communications Commission has amended its rules to permit transfer or assignment of designated entity licenses to non-entrepreneurs if the first construction benchmarks for the licenses have been satisfied and the Federal Communications Commission has been notified of such construction. The acquiring entities would take over the license, or any portion of the license, subject to separately established installment payment obligations. After five years, licenses are transferable to entrepreneurs and non-entrepreneurs alike, subject to unjust enrichment penalties. If transfer occurs during years six through ten of the initial license term to a company that does not qualify for the same level of auction preferences as the transferor, the sale would be subject to immediate payment of the outstanding balance of the government installment payment debt and payment of any unjust enrichment assessments as a condition of transfer. The Federal Communications Commission has also initiated transfer disclosure regulations that require licensees who transfer control of or assign a PCS license within the first three years to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the applicant would receive in return for the transfer or assignment of its license.

 State and Local Regulation

   The Federal Communications Commission permits the states to:

  . regulate terms and conditions of the Company's commercial mobile radio services other than rates and entry and may regulate all aspects of the Company's intrastate toll services;

  . regulate the intrastate portion of services offered by local telephone carriers, and therefore the rates we must pay to acquire critical facilities from other common carriers;

  .  administer numbering resources, subject to federal oversight; and

  . have other responsibilities that impact the nature and profitability of the Company's operations, including the ability to specify cost-recovery mechanisms for network modifications to support emergency public safety services.

   States and localities also regulate construction of new antenna site facilities and are responsible for zoning and developmental regulations that can materially impact the Company's timely acquisition of sites critical its radio network.

 Emission and Hands-Free Regulation

   Media reports have suggested that some radio airwave emissions from wireless handsets may be linked to health concerns, including the incidence of cancer. Data gathered in studies performed by manufacturers of wireless communications equipment dispute these media reports. The Federal Communications Commission has adopted rules specifying the methods to be used in evaluating radio airwave emissions from radio equipment, including wireless handsets. The hand-held digital telephones that the Company offers to its customers comply with the standards adopted under the new rules, although these handsets may not comply with any rules adopted by the Federal Communications Commission in the future. Recent studies have shown that hand-held digital telephones interfere with medical devices, including hearing aids and pacemakers, and additional studies are underway.

   Various state legislatures have proposed or considered measures that would require hands free use of cellular phones while operating motor vehicles, ban cellular phone use or limit the length of calls while driving and require drivers to pull to the side of the road to use cellular phones. In addition, some gas stations have banned the use of mobile phones on their premises.

Intellectual Property

   The AT&T globe design logo is a service mark registered with the U.S. Patent and Trademark Office. AT&T owns the service mark. The Company uses the AT&T globe design logo, on a royalty free basis, with equal emphasis on the SunCom brand and logo, solely within its licensed area in connection with marketing, offering and providing licensed services to end-users and resellers of its services. The license agreement with AT&T grants the Company the right and license to use licensed marks on permitted mobile phones. This license agreement contains numerous restrictions with respect to the use and modification of licensed marks.

   TeleCorp Wireless, Tritel and Triton have adopted a common brand, SunCom(R). Each of the SunCom(R) companies owns one-third of Affiliate License Co., which owns the SunCom(R) name and has no other operations. TeleCorp Wireless, Tritel and Triton license the SunCom(R) name from Affiliate License Co. The SunCom(R) name is a service mark registered with the United States Patent and Trademark Office. TeleCorp Wireless and Tritel use the brand to market, offer and provide services to end-users and resellers of their PCS systems.

Employees

   As of December 31, 2000, the Company employed over 2,600 people. None of the Company's employees is currently represented by a union, and the Company believes that its relations with employees are good.

Financial Information About Segments

   The Company operates in a single business segment, that of providing wireless mobility services in its licensed regions. Financial information concerning the Company's segment is presented in the Company's Consolidated Financial Statements, which information is incorporated herein by reference.

Seasonal Influences

   There are no material seasonal influences on the Company's sales.

Working Capital

   There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

Item 2. Properties.

   The Company currently owns no real property. The Company has entered into leases for 48,842 square feet of office space in Arlington, Virginia, for use as its national headquarters, and office space in Jackson, Mississippi for use as its regional headquarters. The Company also leases space for call connection equipment and for the network operations center, customer care and data center in Memphis, Tennessee. Further, the Company has operating leases primarily related to its other regional offices, retail store locations, distribution outlets, office space and its 2,655 network equipment sites. For the year ended December 31, 2000, the Company expensed $28.5 million related to its lease obligations for network equipment and operation, stores and office sites.

Item 3. Legal Proceedings.

   Welsh. On August 28, 2000, Edwin Welsh commenced an action to reopen a final judgment dismissing with prejudice certain litigation he had brought against Tritel's predecessor companies and certain of Tritel's initial investors in the Chancery Court of the First Judicial District of Hinds County, Mississippi. The final judgment arose out of a settlement of the underlying litigation. Mr. Welsh claims that he was fraudulently induced to enter into that settlement agreement because, among other things, he was misled as to the plans of Tritel to make a public offering of its stock. In addition, on August 28, 2000, Mr. Welsh commenced an action against Tritel, its predecessor companies and certain of Tritel's initial investors in the same court. Mr. Welsh seeks actual damages of $30 million and punitive damages of $300 million. Tritel intends to vigorously defend these actions and believes that it has meritorious defenses to these claims.

   High Plains. Nineteen of Tritel's FCC licenses (each of which covers 10
MHz), including eight that Tritel is contractually obligated to sell to a third party (the eleven remaining licenses cover approximately four million people), were originally awarded to Mercury PCS II, LLC (Mercury) as a result of the FCC's D, E, and F Block PCS auction. Mercury's original application for these authorizations was contested by High Plains Wireless, L.P., (High Plains) a competing bidder in that auction, which alleged that Mercury violated the FCC's rules by engaging in reflexive bidding. Although the FCC originally proposed to fine Mercury $650,000 for this violation, the FCC ultimately rescinded its proposed fine based upon its determination that Mercury lacked notice that reflexive bidding was prohibited conduct. The Department of Justice also terminated a related inquiry with a consent decree prohibiting Mercury from engaging in such activities in the future and requiring Mercury to institute an antitrust compliance program. During the course of the FCC proceedings regarding Mercury's bidding activities, High Plains also asserted that Mercury violated the FCC's ex parte regulations and demonstrated a lack of candor in responding to the FCC's inquiries. On June 30, 2000, High Plains sought judicial review by the Court of Appeals for the District of Columbia Circuit of the decisions by the FCC: (i) granting certain licenses to Mercury and eliminating conditions on other previously granted licenses and (ii) finding in favor of Mercury on the ex parte and candor issues. Tritel has intervened in the appeal and filed a motion arguing for dismissal of High Plains appeal on jurisdictional and procedural grounds. Because the relief sought by High Plains includes a potential determination that Mercury was unfit to be a licensee, the appeal could materially and adversely impact licenses held by Tritel that were assigned from Mercury if High Plains prevails. However, the Company believes that High Plains is extremely unlikely to prevail on substantive, jurisdictional and procedural grounds and that, if High Plains were to succeed, it is even more unlikely that the FCC would take any action beyond reinstating the original fine against Mercury.

   In addition, the Company is a party to routine filings and customary regulatory proceedings with the FCC relating to its operations.

Item 4. Submission of Matters to Vote of Security Holders.

   No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

   TeleCorp Wireless's Class A Common Stock began trading on the Nasdaq National Market (Nasdaq) on November 23, 1999 under the symbol "TLCP." In connection with the Merger of TeleCorp Wireless and Tritel (i) TeleCorp Wireless's Class A Common ceased trading on Nasdaq, (ii) Tritel's Class A Common Stock ceased trading on Nasdaq, (iii) the Company's Class A Common Stock began trading on Nasdaq under the symbol "TLCP", and (iv) Nasdaq allowed the Company to use the trading history of TeleCorp Wireless's Class A

Common Stock as its own. Accordingly, the first table below sets forth, for the periods indicated, the high and low sales prices for TeleCorp Wireless Class A Common Stock, as reported by Nasdaq from the date it commenced public trading until November 13, 2000. The second table below sets forth, for the period indicated, the high and low intra-day sales prices for the Company's Class A Common Stock, as reported by Nasdaq, from November 14, 2000, the date it commenced public trading through December 31, 2000. There is no established public trading market for any other class of the Company's common stock.

Class A Common Stock of TeleCorp Wireless:

                                                                    Class A
                                                                 Common Stock
                                                                 -------------
                                                                  High   Low
Fiscal Year Ended December 31, 1999                              ------ ------
Fourth Quarter ended December 31, 1999 (from November 23,
1999)........................................................... $42.88 $31.50

                                                                  High   Low
Fiscal Year Ended December 31, 2000                              ------ ------
First Quarter ended March 31, 2000.............................. $55.00 $31.00
Second Quarter ended June 30, 2000.............................. $54.25 $26.31
Third Quarter ended September 30, 2000.......................... $47.00 $18.69
October 1, 2000 to November 13, 2000............................ $24.13 $12.75

Class A Common Stock of the Company:

                                                                    Class A
                                                                 Common Stock
                                                                 -------------
                                                                  High   Low
                                                                 ------ ------
November 14 to December 31, 2000................................ $28.82 $15.13

Stockholders

   As of March 26, 2001, there were approximately 201 stockholders of record.

Dividends

   The Company has never paid cash dividends to its stockholders since inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance its growth. The Company's ability to pay dividends is restricted by the terms of the preferred stock, the senior subordinated notes indentures, the senior subordinated discount note indentures and the senior credit facilities.

Unregistered Sales of Securities

   Information regarding an unregistered sale of securities by TeleCorp Wireless has been previously included in a Quarterly Report on Form 10-Q for TeleCorp Wireless as filed with the Securities Exchange Commission on August 11, 2000.

   On November 13, 2000, the Company issued an aggregate of 9,272,740 shares (the "Shares") of its Class A Common Stock, par value $.01 per share, to AT&T Wireless Services, Inc. No underwriters were involved in the transaction. The Shares were issued in consideration for AT&T Wireless Services's contribution of $20 million, all of the common and preferred shares of Indus, Inc., the right to acquire certain other properties and certain extensions to agreements between AT&T Wireless and the Company. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

   The following sets forth certain consolidated financial data for the periods indicated and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in Part II of this Annual Report on Form 10-K (dollar amounts in thousands, except per share amounts).

                            July 29, 1996         For the year ended December 31,
                           (inception) to   ----------------------------------------------
                          December 31, 1996   1997       1998        1999         2000
                          ----------------- --------  ----------  -----------  -----------
Statements of Operations
 Data:
Revenue:
 Service................       $   --       $    --   $      --   $    41,319     $237,234
 Roaming................           --            --           29       29,010       67,663
 Equipment..............           --            --          --        17,353       35,552
                               -------      --------  ----------  -----------  -----------
   Total revenue........           --            --           29       87,682      340,449
                               -------      --------  ----------  -----------  -----------
Operating expense:
 Cost of revenue........           --            --          --        39,259      104,863
 Operations and
  development (a).......           --            --        9,772       35,979       64,836
 Selling and marketing
  (a)...................            10           304       6,325       71,180      185,165
 General and
  administrative (a)....           515         2,637      26,239       92,585      148,425
 Depreciation and
  amortization..........           --             11       1,584       55,110      161,813
                               -------      --------  ----------  -----------  -----------
   Total operating
    expense.............           525         2,952      43,920      294,113      665,102
                               -------      --------  ----------  -----------  -----------
   Operating loss.......          (525)       (2,952)    (43,891)    (206,431)    (324,653)
Other (income) expense:
 Interest expense.......           --            396      11,934       51,313      111,082
 Interest income and
  other.................           --            (13)     (4,670)      (6,748)     (17,467)
 Gain on disposal of
  New England market....           --            --          --           --      (330,756)
                               -------      --------  ----------  -----------  -----------
   Net loss before
    income taxes........          (525)       (3,335)    (51,155)    (250,996)     (87,512)
Income tax benefit......           --            --          --           --        31,572
                               -------      --------  ----------  -----------  -----------
   Net loss.............          (525)       (3,335)    (51,155)    (250,996)     (55,940)
Accretion of mandatorily
 redeemable preferred
 stock..................          (289)         (726)     (8,567)     (24,124)     (33,996)
                               -------      --------  ----------  -----------  -----------
   Net loss attributable
    to common equity....       $  (814)     $ (4,061) $  (59,722) $  (275,120)    $(89,936)
                               -------      --------  ----------  -----------  -----------
Net loss attributable to
 common equity per
 share--basic and
 diluted................       $(44.45)     $(111.74) $    (2.19) $     (3.58)     $(0.80)
                               =======      ========  ==========  ===========  ===========
Weighted average common
 equity shares
 outstanding--basic and
 diluted................        18,313        36,340  27,233,786   76,895,391  112,819,874
                               =======      ========  ==========  ===========  ===========
                                               As of December 31,
                          ----------------------------------------------------------------
                                1996          1997       1998        1999         2000
                          ----------------- --------  ----------  -----------  -----------
Balance Sheet Data:
Cash and cash
 equivalents............       $    52      $  2,567  $  111,733  $   182,330  $   260,809
Working capital
 (deficit)..............          (524)       (6,656)     (4,676)      94,082      (35,952)
Property and equipment,
 net....................             1         3,609     197,469      400,450    1,223,253
PCS licenses and
 microwave relocation
 costs, net.............           --         10,018     118,107      267,682    3,722,397
Intangible assets--AT&T
 agreements, net........           --            --       26,285       37,908      783,185
Total assets............         7,574        16,295     466,644      952,202    8,701,016
Total debt..............           499         7,727     243,385      640,571    1,925,543
Mandatorily redeemable
 preferred stock,
 net (b)(c)(d)..........         7,789         4,144     164,491      263,181      443,563
Total stockholders'
 equity (deficit).......       $  (812)     $ (4,875) $  (64,500) $   (90,554) $ 4,910,895

--------
(a) Includes non-cash stock compensation.
(b) Net of deferred compensation and preferred stock subscription receivable of $4 and $75,914, respectively, as of December 31, 1998.
(c) Net of preferred stock subscription receivable of $97,001 as of December 31, 1999.
(d) Net of preferred stock subscription receivable of $59,542 as of December 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   You should read the following discussion in conjunction with the Company's accompanying audited Consolidated Financial Statements and notes thereto included in this report on Form 10-K. This management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements.

Overview

   The Company, through its operating subsidiaries, is the largest AT&T Wireless affiliate in the United States, providing digital wireless personal communications services, to a licensed service area covering approximately 36.7 million people. The Company is a holding company with two principal subsidiaries, TeleCorp Wireless and Tritel. The Company was formed in connection with, and to facilitate, the acquisition of Tritel by TeleCorp Wireless. As of December 31, 2000, the Company had launched service in 72 markets having approximately 27.5 million people and representing approximately 75% of the population where the Company holds licenses in the United States and Puerto Rico. As of December 31, 2000, TeleCorp Wireless and Tritel collectively had more than 666,000 customers. Together with Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

   The markets in which the Company provides coverage encompass a contiguous territory (other than Puerto Rico) including the following 16 of the 100 largest metropolitan areas in the United States and Puerto Rico: New Orleans and Baton Rouge, Louisiana; Memphis, Nashville and Knoxville, Tennessee; Little Rock, Arkansas; Milwaukee and Madison, Wisconsin; Des Moines, Iowa; Jackson, Mississippi; Birmingham and Mobile, Alabama; Louisville and Lexington, Kentucky; and San Juan and Mayaguez, Puerto Rico.

Revenue

   The Company derives its revenue from the following sources:

    . Services. The Company sells wireless personal communications services. The various types of service revenue associated with personal communications services for the Company's customers include monthly recurring access charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. The Company's customers' charges are rate plan dependent, based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage associated with the Company's prepaid customers.

    . Roaming Charges. The Company charges monthly, non-recurring, per minute fees to other wireless companies whose customers use its network facilities to place and receive wireless calls.

    . Equipment Sales. The Company sells wireless personal communications handsets and accessories that are used by its customers in connection with its wireless services.

   Service revenue constituted the Company's largest component of revenue during the year ended December 31, 2000, at 70%. Roaming revenue and equipment revenue represented 20% and 10%, respectively. The Company expects that as its customer base grows, service revenue will become an even larger percentage of revenue, while roaming revenue and equipment revenue are expected to decline as a percentage of total revenue. Roaming minutes on the Company's network are expected to increase as AT&T and other carriers increase the number of customers on their networks. Under the Company's reciprocal roaming agreement with AT&T Wireless, its largest roaming partner, the amount the Company will receive and pay per roaming minute will decline for each of the next several years.

   The wireless industry is experiencing a general trend towards offering rate plans containing larger buckets of minutes. This trend is expected to result in decreases in gross revenue per minute.

   The Company has autonomy in determining its pricing plans. The Company has developed its pricing plans to be competitive and to emphasize the advantages of its service. The Company may discount its pricing from time to time in order to obtain additional customers or in response to downward pricing in the market for wireless communications services.

Cost of revenue

  . Equipment. The Company purchases personal communications handsets and accessories from third party vendors to resell to its customers for use in connection with its services. The cost of handsets is, and is expected to remain, higher than the resale price to the customer. The Company records as cost of revenue an amount approximately equal to its revenue on equipment sales. The Company records the excess cost of handsets as a selling and marketing expense. The Company does not manufacture any of this equipment.

  . Roaming Fees. The Company pays fees to other wireless communications companies based on airtime usage of its customers on other communications networks. It is expected that reciprocal roaming rates charged between the Company and other carriers will decrease. The Company does not have any significant minimum purchase requirements.

  . Clearinghouse Fees. The Company pays fees to an independent clearinghouse for processing its call data records and performing monthly inter-carrier financial settlements for all charges that the Company pays to other wireless companies when its customers use their network, and that other wireless companies pay to the Company when their customers use its network. The Company does not have any significant minimum purchase requirements. These fees are based on the number of call data records processed in a month.

  . Variable Interconnect. The Company pays monthly charges associated with the connection of the Company's network with other carriers' networks. These fees are based on minutes of use by the Company's customers. These fees are known as interconnection. The Company does not have any significant minimum purchase requirements.

  . Variable Long Distance. The Company pays monthly usage charges to other communications companies for long distance service provided to its customers. These variable charges are based on the Company's customers' usage, applied at pre-negotiated rates with the other carriers. The Company does not have any significant minimum purchase requirements other than an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for it to retain preferred pricing rates. The Company believes it will be able to meet these minimum requirements.

Operating expenses

   Operations and development. The Company's operations and development expense includes engineering operations and support, field technicians, network implementation support, product development, engineering management and non-cash stock compensation related to employees whose salaries are recorded within operations and development. This expense also includes monthly recurring charges directly associated with the maintenance of the network facilities and equipment. Operations and development expense is expected to increase as the Company expands its coverage and adds customers, however, the Company expects that this expense will decrease as a percentage of total revenue in future periods.

   Selling and marketing. The Company's selling and marketing expense includes brand management, external communications, sales training, and all costs associated with retail distribution, direct, indirect, third party and telemarketing sales (primarily salaries, commissions and retail store rent) and non-cash stock compensation related to employees whose salaries are recorded within selling and marketing. The Company also records the excess cost of handsets over the resale price as a cost of selling and marketing. Selling and marketing expense is expected to increase as the Company expands its coverage and adds customers. However, the Company expects that this expense will decrease as a percentage of total revenue in future periods.

   General and administrative. The Company's general and administrative expense includes customer support, billing, information technology, finance, accounting and legal services and non-cash stock compensation related to employees whose salaries are recorded within general and administrative. Although the Company expects general and administrative expense to increase in future periods, the Company expects this expense will decrease as a percentage of total revenue.

   Depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to fifteen years, based upon estimated useful lives. Leasehold improvements are depreciated over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready the Company's network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and will be depreciated over its estimated useful life ranging from three to fifteen years. The Company began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest in the first quarter of 1999, when PCS services commenced in some of its basic trading areas. Microwave relocation entails transferring business and public safety companies from radio airwaves that overlap with the portion of the airwaves covered by the Company's business to other portions of the airwaves. Amortization of PCS licenses and microwave relocation is calculated using the straight-line method over 40 years. The Company's agreements with AT&T are amortized on a straight-line basis over the related contractual terms, which range from three to twenty years. Amortization of the AT&T exclusivity agreement, long distance agreement and the intercarrier roamer services agreement began once wireless services were available to the Company's customers. Amortization of the network membership license agreement began on July 17, 1998, the date of the finalization of the initial AT&T transaction.

   Non-cash stock compensation. The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the exercise price and the fair value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period.

Other (income) expense

   Interest expense. Interest expense consists of interest due on the Company's subsidiaries' senior credit facilities, senior subordinated discount notes, senior subordinated notes, vendor financing, debt owed to the U.S. government related to its licenses, net of amounts capitalized and amortization of deferred financing costs.

   Interest income and other. Interest income consists of interest earned on the Company's cash and cash equivalents and short-term investments.

Results of Operations

   Year ended December 31, 2000 Compared to Year ended December 31, 1999

Subscribers

   Net additions were 524,194 and 142,231 for the years ended December 31, 2000 and 1999, respectively. Total PCS subscribers were 666,425 and 142,231 as of December 31, 2000 and 1999, respectively. The increase in net additions and total PCS subscribers over the same period in 1999 was primarily due to the continued launching of markets in 2000, and the addition of approximately 179,000 Tritel subscribers partially offset by the sale of 40,350 of the Company's New England subscribers related to the closing of the Tritel acquisition and the AT&T Contribution and the AT&T Exchange on November 13, 2000.

Revenue

   Revenue for the years ended December 31, 2000 and 1999 was $340.5 million and $87.7 million, respectively. Service revenue was $237.2 million and $41.3 million for the years ended December 31, 2000 and 1999, respectively. The increase in service revenue of $195.9 million was due to the addition of approximately 524,000 subscribers from January 1, 2000 to December 31, 2000, related to the launching of new markets and the customer activity related to the Tritel acquisition and the AT&T Contribution and Exchange. Roaming revenue was $67.7 million and $29.0 million for the years ended December 31, 2000 and 1999, respectively. The increase in roaming revenue of $38.7 million was due primarily to the full year use on the 741 cell sites integrated in 1999 and the additional 1,914 cell sites integrated in 2000. Equipment revenue was $35.6 million and $17.4 million for the years ended December 31, 2000 and 1999, respectively. The equipment revenue increase of $18.2 million over 1999 was due primarily to the sales of handsets and related accessories in connection with significantly increased gross additions during 2000.

Cost of revenue

   Cost of revenue was $104.9 million and $39.3 million for the years ended December 31, 2000 and 1999, respectively. The increase in cost of revenue of $65.6 million over 1999 was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due to significantly increased gross additions during 2000.

Operations and development

   Operations and development costs were $64.8 million and $36.0 million for the years ended December 31, 2000 and 1999, respectively. The increase of $28.8 million over 1999 was primarily due to the development, growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing costs were $185.2 million and $ 71.2 million for the years ended December 31, 2000 and 1999, respectively. The increase of $114.0 million over 1999 was primarily due to the cost of acquiring the significantly increased gross additions in 2000. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expenses were $148.4 million and $92.6 million for the years ended December 31, 2000 and 1999 respectively. The increase of $55.8 million over 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense were $161.8 million and $55.1 million for the years ended December 31, 2000 and 1999, respectively. The increase of $106.7 million over 1999 relates primarily to depreciation of the Company's property, plant and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between January 1, 2000 and December 31, 2000.

Interest expense

   Interest expense was $111.1 million, net of capitalized interest of $4.4 million for the year ended December 31, 2000. Interest expense was $51.3 million, net of capitalized interest of $5.4 million for the year ended December 31, 1999. The increase of $59.8 million over 1999 relates primarily to a full year of interest expense on the Company's senior subordinated discount notes which were issued in April of 1999, interest expense on the Company's 10 5/8% senior subordinated notes issued in July 2000, additional Lucent and FCC debt issued throughout 2000, $100 million of additional TeleCorp Wireless senior credit facility drawn during 2000 and additional interest expense related to Tritel's debt, including $571.1 million in debt acquired from Tritel on November 13, 2000.

Interest income and other

   Interest income was $17.5 million and $6.7 million for the year ended December 31, 2000 and 1999, respectively. The increase of $10.8 million over 1999 was due primarily to larger cash and short-term investment balances that resulted from the $450 million senior subordinated notes offering in July of 2000 and to the addition of cash acquired from Tritel.

Gain on disposal of New England assets

   As part of the Company's Asset Exchange Agreement with AT&T Wireless that was consummated on November 13, 2000, the Company recognized a gain of $330.8 million related to the exchange of its New England assets for certain assets during 2000.

Income Tax Benefit

   Income tax benefit was $31.6 million and $0 for the year ended December 31, 2000 and 1999, respectively. This increase was due to the recognition of deferred tax assets and related income tax benefit for net operating losses after November 13, 2000 applied against the merger related deferred tax liability created on November 13, 2000. As the Company anticipates to incur tax net operating losses in the future, the Company expects the income tax benefit to increase.

Results of Operations

   Year ended December 31, 1999 Compared to Year ended December 31, 1998

Subscribers

   The Company began launching commercial service in the first quarter of 1999, and by December 31, 1999, had grown its customer base to over 142,000 customers and launched commercial service in 26 markets with its networks covering approximately 66% of the population where the Company held licenses.

Revenue

   Service revenue was approximately $41.3 million for the year ended December 31, 1999 and resulted from the Company's launch of commercial service in 26 markets in 1999. The Company generated no service revenue for the year ended December 31, 1998. Equipment revenue was approximately $17.4 million for the year ended December 31, 1999 and resulted from its customers' purchase of handsets and other equipment in connection with the use of the Company's service. The Company generated no equipment revenue for the year ended December 31, 1998. Roaming revenue was $29.0 million for the year ended December 31, 1999, as compared to $29,000 for the year ended December 31, 1998. The increase was due to the Company's significant increase in cell sites which provided service to AT&T Wireless' roaming customers in its markets.

Cost of revenue

   Cost of revenue for the year ended December 31, 1999 was approximately $39.3 million, consisting of equipment costs, roaming and clearinghouse fees and variable interconnect and long distance charges. The Company did not generate any cost of revenue for the year ended December 31, 1998.

Operations and development

   Operations and development expense was $36.0 million for the year ended December 31, 1999, as compared to $9.8 million for the year ended December 31, 1998. The increase in operations and development was primarily due to the engineering and implementation support and maintenance expense related to the significant increase of the Company's PCS network.

Selling and marketing

   Selling and marketing expense for the year ended December 31, 1999, was approximately $71.2 million, as compared to $6.3 million for the year ended December 31, 1998. This increase was primarily due to the increase in salary and benefit expenses for new corporate and regional sales staff, advertising and promotion expenses associated with the Company's launch of 26 markets in 1999, and the expense associated with the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was approximately $92.6 million, including $29.4 million in non cash stock compensation, for the year ended December 31, 1999, as compared to approximately $26.2 million and no non cash stock compensation for the year ended December 31, 1998. The increase was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with the commencement of the Company's service offering, as well as the stock based compensation charge related to vested stock options and vested restricted stock awards measured in 1999.

Depreciation and amortization

   Depreciation and amortization expense was approximately $55.1 million for the year ended December 31, 1999, as compared to approximately $1.6 million for the year ended December 31, 1998. The increase was primarily due to depreciation of the Company's fixed assets, as well as the amortization on personal communications services licenses and the AT&T agreements.

Interest expense

   Interest expense was $51.3 million, net of capitalized interest of $5.4 million, for the year ended December 31, 1999, as compared to $11.9 million, net of capitalized interest of $2.1 million, for the year ended December 31, 1998. The increase in interest expense was primarily due to the increase in debt of approximately $397.0 million including the issuance of the senior subordinated discount notes of $327.6 million. The increase in capitalized interest of $3.3 million was attributable to the increased capital expenditures in 1999.

Interest income and other

   Interest income was $6.7 million for the year ended December 31, 1999, as compared to $4.7 million for the year ended December 31, 1998. The increase in interest income was primarily due to the larger cash and cash equivalents balances which resulted from the Company's April 1999 senior subordinated discount notes issuance.

Liquidity and Capital Resources

   The Company has been relying on the proceeds from borrowings and issuances of capital stock, rather than revenues, for its primary sources of cash flow. The Company began commercial operations in December 1998 and began earning recurring revenues by the end of the first quarter of 1999.

   Cash and cash equivalents totaled $260.8 million at December 31, 2000, as compared to $182.3 million at December 31, 1999. This increase was the result of incoming cash provided by financing activities of $770.8 million, offset by $141.2 million of cash used in operating activities and $551.2 million of cash used in network development and investing activities.

   During the year ended December 31, 2000, the Company received proceeds from long-term debt, net of repayments of $607.4 million. Cash outlays for capital expenditures required to develop and construct the Company's network totaled $412.0 million. The Company spent $173.3 million to purchase PCS licenses. Cash used in operating activities of $141.2 million for the year ended December 31, 2000 resulted from a net loss of $55.9 million that was partially offset by non-cash charges net of the non-cash gain related to the disposition of New England assets, of $66.1 million.

   During the year ended December 31, 1999, the Company received proceeds from long-term debt, net of repayments of $357.2 million. Additionally, the Company received net proceeds from its initial public offering of $195.5 million, and received $79.7 million of preferred stock proceeds and receipt of preferred stock subscriptions receivable net of direct issuance costs. Cash outlays for capital expenditures required to develop and construct the Company's network totaled $298.5 million. The Company spent $114.2 million to purchase PCS licenses and $17.3 million for the purchase of additional AT&T agreements. Cash used in operating activities of $127.3 million for the year ended December 31, 1999 resulted from a net loss of $251.0 million that was partially offset by non-cash charges of $122.6 million.

   During the year ended December 31, 1998, the Company received proceeds from long-term debt, net of repayments of $255.4 million. Additionally, the Company received $26.7 million of preferred stock proceeds net of direct issuance costs. Cash outlays for capital expenditures required to develop and construct the Company's network totaled $107.5 million and the Company spent $21.0 million to purchase PCS licenses. Cash used in operating activities of $30.7 million for the year ended December 31, 1998 resulted from a net loss of $51.2 million that was partially offset by non-cash charges of $3.0 million.

Forward Looking Statements: Cautionary Statements

   Statements in this report expressing our expectations and beliefs of the Company regarding our future results or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements. Although we believe that the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to the risks discussed below.

Risks Relating to the Company's Business, Industry, Strategy and Operations

 The Company continues to incur significant operating losses, and the Company may not be able to generate positive cash flow from its operations in the future

   The Company has a limited operating history and a history of operating losses. Through December 31, 2000, the Company's subsidiary TeleCorp Wireless incurred cumulative operating losses of approximately

$521.0 million. Through December 31, 2000, the Company's subsidiary Tritel incurred cumulative operating losses of approximately $647.0 million which represents losses prior and subsequent to the acquisition of Tritel by TeleCorp Wireless. The Company expects to continue to incur operating losses and to generate negative cash flow from operating activities during the next few years while the Company develops its business and expands its network. The Company's business has required and will continue to require substantial capital expenditures. In addition, the Company has to dedicate a substantial portion of any cash flow from operations to make interest and principal payments on its debt, which will reduce funds available for capital expenditures and other purposes. If the Company does not achieve and maintain positive cash flow from operations on a timely basis, the Company may be unable to develop its network or to conduct its business in an effective or competitive manner.

 The Company together with its subsidiaries has substantial debt which the Company may not be able to service

   The Company's subsidiaries have a substantial amount of debt. As of December 31, 2000, after giving effect to the issuance by Tritel of the 10 3/8% senior subordinated notes in January 2001, the Company's subsidiaries' existing debt would have consisted of $2.4 billion. The Company may incur additional debt in the future. The Company may acquire licenses in additional markets and it would expect to incur substantial additional debt as part of the financing of the acquisition and the construction and operation of PCS systems in those markets.

   The substantial amount of the Company's subsidiaries' debt will have a number of important consequences for the Company and its subsidiaries' operations, including:

  . the Company may not have sufficient funds to pay interest on, and principal of, the Company's future debt;

  . if payments on any debt owed to the U.S. government are not made when due, the Federal Communications Commission may:

    .  impose substantial financial penalties;

    . reclaim and reauction the related licenses, and impose a significant financial penalty in respect of each license that is reclaimed and reauctioned;

    .  deny renewal of any other licenses; and

    .  pursue other enforcement measures;

  . the Company will have to dedicate a substantial portion of any cash flow from the operations of its subsidiaries to the payment of interest on, and principal of, the Company's future debt, if any, which will reduce funds available for other purposes;

  . the Company may not be able to obtain additional financing for capital requirements, capital expenditures, working capital requirements and other corporate purposes;

  . some of the Company's subsidiaries' debt, including borrowings under their senior credit facilities, will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates;

  . pledges of the capital stock of certain subsidiaries and liens on substantially all of the Company's subsidiaries' assets secure the debt incurred under the Company's subsidiaries' senior credit facilities; and

  . the Company's ability to adjust to changing market conditions and to withstand competitive pressures could be limited, and the Company may be vulnerable to additional risk in the event of a downturn in general economic conditions or the Company's business.

 The Company may not be able to obtain sufficient financing to complete its network, particularly with regard to the licenses the Company agreed to acquire from AT&T Wireless and to fund the Company's operating losses

   The Company expects to make significant capital expenditures to complete the construction, development, testing and deployment of its network, particularly with regard to the Company's newly-acquired licenses in the midwestern United States. The actual expenditures necessary to achieve these goals may differ significantly from the Company's estimates. The Company cannot predict whether any additional financing the Company may need will be available, what the terms of any such additional financing would be or whether the Company's existing debt agreements would allow additional financing. The Company also will make additional capital expenditures to develop and deploy its GPRS overlay network. The Company may incur variable rate debt, which would make it more vulnerable to interest rate increases. If the Company cannot obtain additional financing when needed, it will have to delay, modify or abandon some of its plans to construct the remainder of its network. This could slow the Company's growth and negatively impact its ability to compete in the wireless communications industry and to fund operations.

   The Company would have to obtain additional financing, and the build-out of its network could be delayed if, among other things:

  .  any of the Company's sources of capital are unavailable or insufficient;

  .  the Company significantly departs from its business plan;

  . the Company experiences unexpected delays or cost overruns in the construction of its network;

  .  the Company experiences increases in operating costs;

  . changes in technology or governmental regulations create unanticipated costs;

  .  the Company acquires additional licenses; or

  .  revenue from customers is lower than anticipated.

 If the Company fails to build out and develop the remainder of its PCS network according to its current plan and schedule, the Company's growth may be limited, its entry into certain markets may be delayed and its build-out costs may increase

   The Company's future financial condition depends on its ability to build out rapidly and then operate a commercial PCS network in its markets. If the Company is unable to implement its construction plan in both new and existing markets, it may also be unable to provide, or may be delayed in providing, PCS service in certain of those markets. To complete construction of its PCS network, the Company must first complete the design of the network, acquire, purchase and install equipment, test the network and relocate or otherwise accommodate microwave users currently using the spectrum.

   In areas where the Company is unable to co-locate its transmission equipment on existing facilities, the Company will need to negotiate lease or acquisition agreements, which may involve competitors as counterparties. In many cases, the Company will be required to obtain zoning variances and other governmental approvals or permits. In addition, because of concern over radio frequency emissions and tower appearance, some local governments have instituted moratoria on further construction of antenna sites until the respective health, safety and historic preservation aspects of this matter are studied further. Accordingly, the Company may encounter difficulties in leasing or otherwise acquiring rights to sites for the location of its network equipment and the Company may be unable to construct its PCS network in any particular market in accordance with its current construction plan and schedule. As a result, the Company's growth may be limited, its market entry may be delayed and the costs of building out new markets may increase.

 The Company may not be able to manage the construction of its network or the growth of its business successfully

   The Company expects to experience rapid growth and development in a relatively short period of time. The Company's financial performance will depend on its ability to manage such growth and the successful construction of its network. The Company's management may not be able to direct its development effectively, including implementing adequate systems and controls in a timely manner or retaining qualified employees. This inability could slow the Company's growth and its ability to compete in the wireless communications service industry.

 The Company may fail to realize the anticipated benefits of the merger

   The success of the merger will depend, in part, on the Company's ability to realize the anticipated growth opportunities and synergies from combining the business of TeleCorp Wireless with the business of Tritel. If the Company does not recognize economies of scale and synergies as a result of the merger, the value of its stock may decline. To realize the anticipated benefits of this combination, the Company's management team must develop strategies and implement a business plan that will:

  .  effectively manage markets and networks of TeleCorp Wireless and Tritel;

  . effectively manage the marketing and sales of the services of TeleCorp Wireless and Tritel;

  . successfully retain and attract key employees of the Company, including management, during a period of transition and in light of the competitive employment market; and

  . maintain adequate focus on existing business and operations while working to integrate the two companies.

   Certain of the debt instruments of TeleCorp Wireless and Tritel generally require that transactions with affiliates be carried out on arm's-length terms. These requirements for arm's-length dealing may limit our ability to achieve the operating synergies between TeleCorp Wireless and Tritel that would be available in the absence of such limitations.

 Potential acquisitions may require the Company to incur substantial additional debt and integrate new technologies, operations and services, which may be costly and time consuming

   The Company intends to continually evaluate opportunities for the acquisition of licenses and properties that are intended to complement or extend its existing operations. If the Company acquires new licenses or facilities, it may encounter difficulties that may be costly and time-consuming and may slow its growth. Examples of such difficulties are that the Company may have to:

  .  incur substantial additional debt to finance the acquisitions;

  . assume United States government debt related to any licenses it acquires;

  .  integrate new technologies with its technology;

  .  integrate new operations with its operations;

  .  integrate new services with its offering of services; or

  .  divert the attention of its management from other business concerns.

 The Company may have difficulty in obtaining infrastructure equipment

   The demand for the equipment that the Company requires to construct its network is considerable and manufacturers of this equipment could have substantial backlogs of orders. Accordingly, the lead-time for the delivery of this equipment may be long. Some of the Company's competitors purchase large quantities of communications equipment and may have established relationships with the manufacturers of this equipment. Consequently, they may receive priority in the delivery of this equipment. The Company's vendors may fail to deliver network equipment to the Company in a timely manner. If the Company does not receive such equipment in a timely manner, the Company may be unable to provide wireless communications services comparable to those of the Company's competitors. In addition, the Company may be unable to satisfy the requirements regarding the construction of its network contained in Federal Communications Commission regulations and its agreements with AT&T Wireless. The Company's failure to construct its network in a timely manner could limit its ability to compete effectively, cause the Company to lose its licenses or cause the Company to breach its agreements with AT&T Wireless, which, in turn, could materially adversely affect the Company.

 The Company may be unable to purchase tri-mode handsets in sufficient quantities to meet the demand of its customers

   The Company's customers access wireless services in the Company's markets and throughout the AT&T Wireless Services network by using tri-mode handsets. A limited number of companies worldwide, including Ericsson, Motorola and Nokia Corporation, currently manufacture and supply TDMA tri-mode handsets in commercial quantities. Without tri-mode handsets, the Company's customers will not be able to roam on both analog cellular and digital cellular systems. If the Company is unable to obtain these handsets from its vendors in the quantities or at the prices the Company expects, the Company's service, business and operating results could be adversely affected.

 The cost of tri-mode handsets could affect customer demand for the Company's services

   In order to roam in other markets where no PCS licensee utilizes the TDMA technology, the Company's customers must utilize tri-mode handsets to use an analog or digital cellular system in such markets. Generally, tri-mode handsets are more expensive than single- or dual-mode handsets. The higher cost of these handsets may impede the Company's ability to attract customers or achieve positive cash flow as planned.

 Changes in technology and customer demands could adversely affect the Company

   The Company uses TDMA technology in its network. Other digital technologies, such as CDMA, and GSM may have significant advantages over TDMA. The Company believes that CDMA-based and GSM-based PCS providers own licenses covering virtually all of the United States population. Other PCS providers have deployed GSM technology in many of the Company's markets. GSM is the prevalent standard in Europe.

   It is possible that a digital transmission technology other than TDMA may gain sufficient acceptance in the United States and adversely affect the resources currently devoted by vendors to improving TDMA digital cellular technology. If consumers perceive that another technology has marketplace advantages over TDMA, the Company could experience a competitive disadvantage or be forced to implement that technology at substantially increased cost.

 The Company's GPRS technology strategy subjects the Company to technological and market risks

   The Company recently joined AT&T Wireless Services in selecting GPRS technology for the next step towards the development of third-generation services for high-speed wireless transmission of data, such as Internet service. GPRS is a new GSM-based technology. There are currently no commercially available GPRS handset devices. In addition, there can be no assurance that handset devices will become available that will operate on both the Company's existing TDMA networks and its planned GPRS networks, enabling customers to use a single handset to access voice and data communications. With any new technology, there is a risk that the new technology may not work or that the Company may be unable to integrate the new technology with its current systems and technology. In addition, GPRS may not deliver the anticipated benefits. The Company's current business plan does not include, and the Company has not budgeted for any costs for, the development and implementation of the Company's GPRS overlay network and delivery of GPRS. As the Company refines its GPRS strategy and budget, the Company may determine that the costs to develop and implement its GPRS overlay network will require the Company to seek additional financing. The Company cannot predict whether any additional financing that it needs will be available, what the terms of such additional financing will be or whether the Company's existing debt agreements will allow the additional financing.

   There is also a risk that customers may not appreciate the benefits or recognize the potential applications of GPRS. Furthermore, customers may choose a competing method or standard for high-speed wireless data transmission services. Market acceptance of GPRS will depend, in part, on the Company's ability to convince customers of the advantages of GPRS technology as compared to competitive products. Any one or more of these factors could cause the Company to delay, modify or abandon some or all of its plans to offer high-speed wireless data transmission services and the Company may incur substantial additional costs as a result. This could slow the Company's growth and advancement into the market for high-speed wireless data transmission, which may have a negative impact on the Company's competitiveness.

   The stockholders' agreement includes conditions that may require the Company to upgrade its technology to match the technology of AT&T Wireless and its affiliates. The Company may not be able to successfully purchase and install the equipment necessary to allow it to convert to a new or different technology or to adopt a new or different technology at an acceptable cost, if at all. In addition, the technologies that the Company chooses to invest in may not lead to successful implementation of the Company's business plan.

 The Company's use of the SunCom brand name for marketing may link its reputation with another SunCom company which could result in a negative perception of its brand

   The Company uses the SunCom brand name to market its products and services in conjunction with another affiliate of AT&T Wireless Services, Triton, in order to broaden the Company's marketing exposure and share the costs of advertising. If Triton has problems in developing and operating its network, it could harm consumer perception of the SunCom brand and, in turn, harm the Company's reputation and business.

 The Company faces intense competition from other PCS and cellular providers and from other technologies

   The viability of the Company's PCS business will depend upon, among other things, its ability to compete, especially on price, reliability, quality of service, availability of voice and data features and customer care. In addition, the Company's ability to maintain the pricing of its services may be limited by competition, including the entry of new service providers into its markets.

   The Company competes directly in each of its markets with at least two major U.S. wireless communications services providers, such as:

  .  Verizon Wireless;

  .  Cingular Wireless;

  .  Nextel;

  .  Voicestream Wireless (which has agreed to be acquired by Deutsche
     Telekom);

  .  Puerto Rico Telephone;

  .  Centennial Cellular;

  .  US Cellular;

  .  Leap Wireless;

  .  Sprint PCS; and

  .  ALLTEL.

   Some of these providers have significant infrastructure in place, often at low historical cost, have been operational for many years, have substantial existing subscriber bases and have substantially greater capital resources than the Company does. The Company also faces competition from paging, dispatch and conventional mobile radio operations, specialized mobile radio, called SMR, and enhanced specialized mobile radio, called ESMR, including those ESMR networks operated by Nextel Communications and its affiliates in the Company's markets, and domestic and global mobile satellite service. The Company will also be competing with resellers of wireless communications services in each of its markets. The Company expects competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competition and the development and deployment of new technologies, products and services, changes in consumer preferences and demographic trends.

   In the future, cellular and PCS providers will also compete more directly with traditional landline telephone service operators, and may compete with services offered by energy companies, utility companies and cable and wireless cable operators seeking to offer communications services by leveraging their existing infrastructure. They may attract customers away from the Company or prevent the Company from attracting customers. Additionally, continuing technological advances in telecommunications, the availability of more spectrum and FCC policies that encourage the development of new spectrum-based technologies make it impossible to accurately predict the extent of future competition.

 A limited number of stockholders control the Company, and their interests may be different from yours

   Messrs. Vento and Sullivan control a majority of the total voting power of the Company. In addition, AT&T Wireless, J.P. Morgan Partners, Desai Capital Management, Hoak Communications Partners, L.P., CTI HC, Inc., Whitney Equity Partners, L.P. and Dresdner Kleinwort Benson Private Equity Partners L.P., in the aggregate, control 30.1% of the Company's total voting power. These stockholders, and certain of their affiliates, together have the power to elect all of the Company's directors. They have agreed in a stockholders' agreement to arrangements for the nomination of directors and to vote their shares together to elect all of the nominees selected by them under the stockholders' agreement. As a result of their stock ownership, these stockholders and the Company's management have the ability to control the future operations and strategy of the Company. They will also be able to effect or prevent a sale or merger or other change of control of the Company. In addition, Messrs. Sullivan and Vento own a majority of the Company's voting preference common stock, which represents 50.1% of the voting power of all of the outstanding voting stock of the Company and control the vote of all of the Company's voting preference common stock under the stockholders' agreement. Therefore, by virtue of their ownership of voting preference common stock, Messrs. Vento and Sullivan can control the outcome of any matter that requires a vote of a majority of the common stock and can prevent the approval of any matter that requires a supermajority vote of the common stock.

   Conflicts of interest between these stockholders and management stockholders and the Company's public stockholders may arise with respect to sales of shares of the Company's class A voting common stock owned by the Company's initial investors and management stockholders or other matters. For example, sales of shares by the Company's initial investors and management stockholders could result in a change of control under TeleCorp Wireless's and Tritel's bank facilities, which would constitute an event of default under the bank facility, and under TeleCorp Wireless's and Tritel's senior subordinated discount note indentures and senior subordinated note indentures, which would require the Company to offer to repurchase those notes. In addition, the interests of the Company's initial investors and other existing stockholders regarding any proposed merger or sale may differ from the interests of new public stockholders of the Company, especially if the consideration to be paid for the Company's class A voting common stock in a merger or sale is less than the price paid by public stockholders.

 The Company may experience a high rate of customer turnover that could negatively impact its business

   Many providers in the personal communications services industry have experienced a high rate of customer turnover or churn as compared to cellular industry averages. The Company's strategy to address customer turnover may not be successful, or the rate of customer turnover may be unacceptable. The Company's average monthly churn rate for the twelve months ended December 31, 2000 was 2.8%. The overall churn rate that the company may experience will likely be the result of several factors, including network coverage, reliability issues such as signal quality and blocked and dropped calls, handset problems, non-usage of phones, change of employment, affordability and customer care concerns. Price competition and other competitive factors could also increase customer turnover.

 Third-Party fraud causes the Company to incur increased operating costs

   As do most companies in the wireless industry, the Company incurs costs associated with the unauthorized use of its network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming.

 Concerns that the use of wireless handsets may pose health and safety risks may discourage the use of the Company's PCS handsets

   Media reports have suggested that, and studies are currently being undertaken to determine whether, radio frequency emissions from cellular and PCS wireless handsets may be linked with health risks, including cancer, and interference with various electronic medical devices, including hearing aids and pacemakers.

   Concerns over radio frequency emissions may discourage the use of wireless communications devices, such as PCS handsets, which could adversely affect the Company's business. In addition, the Federal Communications Commission requires that certain transmitters, facilities, operations, and mobile and portable transmitting devices used in PCS handsets meet specific radio frequency emission standards. Compliance with any new restrictions could materially increase the Company's costs. Concerns about radio frequency emissions may affect the Company's ability to obtain licenses from government entities necessary to construct microwave sites in certain locations and also could result in personal injury or property damage claims against us.

   Separately, governmental authorities may create new regulations concerning hand-held phones, and the Company's handsets may not comply with rules adopted in the future. Noncompliance could decrease demand for the Company's services. In addition, some state and local legislatures have passed or are considering restrictions on wireless phone use for drivers. The passage or proliferation of this or future legislation could decrease demand for the Company's services.

   The Company cannot predict the effect of any governmental action concerning the usage of mobile phones. In addition, measures aimed at wireless services companies, as opposed to users, may be proposed or passed on the state or federal level in the future. Governmental actions could materially adversely affect the Company by requiring the Company to modify its operations or business plans in response to such restrictions.

 The Company is dependent on the services of its senior management and on a management agreement with TeleCorp Management Corp.

   The Company's success depends upon the services of the members of its management team, particularly Gerald T. Vento and Thomas H. Sullivan and their ability to implement the Company's business plan and manage the Company's business. The loss of the services of either of these individuals could materially adversely affect the Company and its ability to comply with the rules regarding F- and C-Block licenses.

   Under the Company's management agreement with TeleCorp Management Corp., TeleCorp Management Corp. provides management services to the Company regarding the design, development and operation of the Company's network. The Company depends upon TeleCorp Management Corp. to perform its obligations under the management agreement. The management agreement may be terminated upon certain events, including:

  .  upon thirty days' notice from TeleCorp Management Corp.;

  . upon the Company or its stockholders removing Mr. Vento or Mr. Sullivan as one of the Company's directors;

  . if the Company does not pay TeleCorp Management Corp. or otherwise materially breaches the terms of the management agreement;

  .  if the Company becomes bankrupt; or

  .  on July 17, 2003, unless renewed.

 The trading prices of the Company's and its subsidiaries' securities may be volatile

   The market price of the Company's and its subsidiaries' securities is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as the following, some of which are beyond the Company's control:

  .  quarterly variations in the Company's operating results;

  . operating results that vary from the expectations of securities analysts and investors;

  . changes in expectations as to the Company's future financial performance, including financial estimates by securities analysts and investors;

  . changes in the status of the Company's intellectual property and other proprietary rights;

  .  changes in law and regulation;

  . announcements by third parties of significant claims or proceedings against the Company;

  .  changes in market valuations of other PCS companies;

  . announcements of technological innovations or new services by the Company or its competitors;

  . announcements by the Company or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

  .  additions or departures of key personnel.

 Because a significant portion of the Company's assets are intangible, they may have little value upon a liquidation

   The Company's assets consist primarily of intangible assets, principally FCC licenses, the value of which will depend significantly upon the success of the Company's PCS network business and the growth of the PCS and wireless communications industries in general. If the Company defaults on its indebtedness, or if it is liquidated, the value of these assets may not be sufficient to satisfy its obligations.

 TeleCorp Wireless's and Tritel's debt instruments contain restrictive covenants that may limit their operating flexibility

   The documents governing TeleCorp Wireless's and Tritel's indebtedness, including the credit facilities, senior subordinated note indentures and senior subordinated discount note indentures, contain significant covenants that limit their ability to engage in various transactions and, in the case of the credit facilities, require satisfaction of specified financial performance criteria. In addition, under each of these documents, the occurrence of specific events, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of the respective indebtedness. The limitations imposed by the documents governing the outstanding indebtedness are substantial, and if TeleCorp Wireless and Tritel fail to comply with them, their indebtedness could become immediately payable at a time when TeleCorp Wireless and Tritel are unable to pay it.

 Some of the Company's stockholders are obligated to make equity contributions to the Company in the future and the Company cannot guarantee that they will make those contributions

   TeleCorp Wireless received unconditional and irrevocable equity commitments from some of its stockholders in connection with the completion of various business ventures. In return for these commitments, these stockholders received shares of TeleCorp Wireless common and preferred stock, which they pledged to TeleCorp Wireless and its senior bank lenders to collateralize their commitments. On November 13, 2000, in connection with the consummation of the acquisition of Tritel by TeleCorp Wireless, all common and preferred stock of TeleCorp Wireless was converted into the right to receive comparable shares of the Company's common and preferred stock. Once issued in accordance with the terms of the acquisition, these shares of the Company's common and preferred stock will continue to secure the commitments owed to TeleCorp Wireless and its lenders. These stockholders are required to fund $48.5 million of these commitments in 2001 and the remaining $11.0 million in 2002. In the event that any of these stockholders do not fund the remaining portions of their commitments, TeleCorp Wireless could foreclose on their pledged shares, but the Company would likely have to obtain alternative financing to complete its network. Such financing may not be available on satisfactory terms, if at all which may adversely impact the Company's ability to complete its network. If the Company is unable to secure alternate financing, it may have to delay, modify or abandon some of its plans to construct the remainder of its network.

Risks Relating to Regulatory Matters

 The Federal Communications Commission has the ability to cancel or revoke the Company's licenses, which would adversely affect its business and its ability to generate income

   The Company's principal assets are PCS licenses issued by the Federal Communications Commission. The Federal Communications Commission has imposed certain requirements on its licensees, including PCS operators. For example, PCS licenses may be revoked by the Federal Communications Commission at any time for cause. The licenses may also be cancelled for a violation of Federal Communications Commission regulations, failure to continue to qualify for the licenses, malfeasance, other misconduct or failure to comply with the terms of the licenses. The loss of any license, or an action that threatens the loss of any license, could have a material adverse effect on the Company's business and operating results.

 Because the Company faces broad and evolving government regulation, the Company may have to modify its business plans or operations in the future and may incur increased costs to comply with new regulations

   The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the Federal Communications Commission, the Federal Aviation Administration, Congress and state and local regulatory agencies. This regulation is continually evolving. There are a number of issues as to which regulation has been or in the future may be introduced, including those regarding interference between different types of wireless telecommunications systems and the effect of wireless telecommunications equipment on medical equipment and devices. As new regulations are promulgated on these or other subjects, the Company may be required to modify its business plans or operations to comply with them. It is possible that the Federal Communications Commission, the Federal Aviation Administration, Congress or any state or local regulatory agency having jurisdiction over the Company's business will adopt or change regulations or take other actions that could adversely affect the Company's business and operating results.

   The Telecommunications Act of 1996 mandated significant changes in existing regulation of the telecommunications industry to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry. Nevertheless, the implementation of these mandates by the Federal Communications Commission and state authorities will involve numerous changes in established rules and policies that could adversely affect the Company's business.

   All of the Company's PCS licenses are subject to the Federal Communications Commission's build-out requirements. The Company has developed a build-out plan that it believes meets all Federal Communications Commission requirements. In addition, the acquisition of new licenses in connection with the acquisition of Tritel by TeleCorp Wireless and the separate exchange transaction with AT&T Wireless will require new build-out plans. However, the Company may be unable to meet its build-out schedules. If there are delays in implementing the Company's and its subsidiaries' network build-out, the Federal Communications Commission could reassess the Company's authorized service area or, in extreme cases, it may revoke the Company's licenses or impose fines.

   The current restrictions on foreign ownership could adversely affect the Company's ability to attract additional equity financing from entities that are, or are owned by, foreign interests. If the Company's foreign ownership were to exceed the then-applicable limits in the future, the Federal Communications Commission could revoke or cancel the Company's PCS licenses or order an ownership restructuring that could cause the Company to incur significant costs.

 The Company could lose its C-Block and F-Block licenses if it fails to meet financial and other tests

   To retain the C- and F-Block licenses and the favorable government financing granted to the Company, it must maintain its designated entity status as an entrepreneur and small business or very small business. To maintain all of the benefits of the Company's designated entity status, the Company's control group, including its qualifying investors, must retain certain minimum stock ownership and control of the Company's voting stock, as well as legal and actual control of the Company for five years from the date of its grant of C- and F-Block PCS licenses, or until the first construction benchmark for the licenses have been satisfied and the Federal Communications Commission has been notified of such construction, subject to possible unjust enrichment obligations. The Federal Communications Commission has indicated that it will not rely solely on legal control in determining whether the control group and its qualifying investors are truly in control of an entity. Even if the control group and the qualifying investors hold the requisite percentages of equity control, the Federal Communications Commission may still inquire to determine whether actual and voting control exists.

 Government regulation, changes in the Company's licenses or other governmental action could affect how the Company does business and hinder the Company's ability to service its debt

   Congress, the Federal Communications Commission, the Federal Aviation Administration, state and local regulatory authorities or the courts may adopt new regulations, amend existing regulations, alter the administration of existing regulations or take other actions that might cause the Company to incur significant costs in making changes to its network, and such costs might affect the Company's cash flows. Additionally, the potential allocation by the Federal Communications Commission of additional PCS licenses or other wireless licenses in the Company's markets may increase competition in those markets, which might adversely affect the Company's operating results.

   As the Federal Communications Commission continues to implement changes to promote competition under the Communications Act of 1934, as amended by the Telecommunications Act of 1996, it may change how it regulates the way the Company's network connects with other carriers' networks. The Federal Communications Commission may require the Company to provide lower cost services to other carriers, which may lessen the Company's revenues.

   The Company's licenses to provide wireless communications services, which are its principal assets, have terms of ten years. The Federal Communications Commission may determine not renew the Company's licenses upon the expiration of their terms. Further, the Federal Communications Commission could modify the

Company's licenses in a way that decreases their value or use to the Company or allocate unused airwaves for similar services. The nonrenewal or modification of any of the Company's licenses or the allocation of additional spectrum would slow its growth and ability to compete in the wireless communications industry.

 The Company could lose its PCS licenses or incur financial penalties if the Federal Communications Commission determines that the Company and certain of its subsidiaries are not small businesses, very small businesses or entrepreneurial enterprises or if the Company does not meet the Federal Communications Commission's minimum construction requirements

   The Federal Communications Commission could impose penalties on the Company related to its subsidiaries' very small business, small business and entrepreneurial status and its requirements regarding minimum construction of the Company's network that could slow the Company's growth and its ability to compete in the wireless communications industry.

   Certain of the Company's subsidiaries acquired PCS licenses as very small businesses, small businesses and entrepreneurial companies. These subsidiaries must remain very small businesses, small businesses or entrepreneurs, as the case may be, for at least five years to comply with applicable rules of the Federal Communications Commission, including rules governing the Company's capital and ownership structure and corporate governance. If the Federal Communications Commission determines that the Company or its subsidiaries violated these rules or failed to meet its minimum construction requirements, it could impose substantial penalties upon the Company. Among other things, the Federal Communications Commission could:

  .  fine the Company;

  .  cancel the Company's licenses;

  .  revoke the Company's licenses;

  .  accelerate the Company's installment payment obligations;

  .  require a restructuring of the Company's equity; or

  .  cause the Company to lose bidding credits retroactively.

 The Company's tracking stockholders may receive a greater value upon the payment of dividends or upon liquidation than other stockholders

   The Company's class C, D, E and F common stock are tracking stock and the ability to pay dividends and the amount receivable on liquidation is based on the value of specific subsidiaries of Tritel and TeleCorp Wireless. The management of the Company and the initial investors of TeleCorp Wireless and Tritel own all of the Company's tracking stock. Management can cause payment of any future dividends on the Company's tracking stock. The value received by the Company's tracking stockholders is not available to other stockholders of the Company. In addition, the value received upon the liquidation of the Company's tracking stock is not available to other stockholders of the Company.

 The Company does not intend to pay dividends in the foreseeable future

   The Company has not declared or paid any cash dividends on its common stock. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business and accordingly does not anticipate paying any cash dividends on its common stock. Payment of any future dividends on the Company's common stock will depend on its earnings and capital requirements, the terms of its debt instruments and preferred stock and other factors the Company's board of directors considers appropriate.

 Anti-takeover provisions affecting the Company could prevent or delay a change of control that you may favor

   Provisions of the Company's amended and restated certificate of incorporation and its by-laws, provisions of the debt instruments of its subsidiaries and other agreements, and provisions of applicable Delaware law and applicable federal and state regulations may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable. The provisions of the Company's restated certificate of incorporation or by-laws, among other things:

  . divide the Company's board of directors into three classes, with members of each class to be elected in staggered three-year terms;

  .  limit the right of stockholders to remove directors;

  . regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders; and

  . authorize the Company's board of directors to issue preferred stock in one or more series, without stockholder approval.

   These provisions could:

  . have the effect of delaying, deferring or preventing a change in control of the Company;

  . discourage bids for the Company's class A voting common stock at a premium over the market price;

  . lower the market price of, and the voting and other rights of the holders of, the Company's class A voting common stock; or

  . impede the ability of the holders of the Company's class A voting common stock to change its management.

   In addition, AT&T Wireless, pursuant to the Company's stockholders' agreement, and TeleCorp Wireless's and Tritel's lenders, under their bank facilities and senior subordinated note and senior subordinated discount note indentures, have the ability to restrict the Company's ability to enter into change of control transactions.

   The Company's business is subject to regulation by the FCC and state regulatory commissions or similar state regulatory agencies in the states in which it operates. This regulation may prevent some investors from owning the Company's securities, even if that ownership may be favorable to the Company. The FCC and some states have statutes or regulations that would require an investor who acquires a specified percentage of the Company's securities, or the securities of one of its subsidiaries, to obtain approval to own those securities from the Federal Communications Commission or the applicable state commission.

   In addition, Messrs. Vento and Sullivan control a majority of the total voting power of the Company. As a result, Messrs. Vento and Sullivan will have the ability to effect or prevent a sale or merger or other change of control of the Company.

Risks Relating to the Company's Relationship with AT&T

 The Company depends on agreements with AT&T and its affiliates for its success, and would have difficulty operating without them

   The Company and its subsidiaries have entered into a number of agreements with AT&T, including:

  .  license agreements;

  .  a stockholders' agreement;

  .  intercarrier roamer services agreements;

  .  roaming administration service agreements; and

  .  long distance agreements.

   The Company's business strategy depends on its relationship with AT&T and its affiliates. The Company and its operating subsidiaries are dependent on co-branding, roaming and service relationships with AT&T and its affiliates under the Company's joint venture agreements. These relationships are central to the Company's business plan. If any of these relationships were terminated, the Company's business strategy could be significantly affected and, as a result, its operations and future prospects could be adversely affected.

   The Company's agreements with AT&T and its affiliates create an organizational and operational structure that defines the relationships between AT&T and its affiliates and the Company. Because of the Company's dependence on these relationships, it is important for you to understand that there are circumstances in which AT&T can terminate the Company's right to use its brand name, as well as other important rights under the joint venture agreements, if the joint venture agreements are violated or if certain other events occur.

   The Company has agreements with AT&T Wireless and its affiliates for equipment discounts. Any disruption in the Company's relationship with AT&T Wireless could hinder its ability to obtain the infrastructure equipment that the Company uses in its network or harm its relationship with its vendors.

 If the Company fails to maintain certain quality standards or violates terms of its licenses or AT&T engages in certain combination transactions, AT&T and its affiliates could terminate its exclusive relationship with the Company and its rights to use the AT&T brand

   If the Company fails to meet specified customer care, reception quality and network reliability standards set forth under the stockholders' agreement, AT&T Wireless may terminate its exclusivity obligations with the Company and its rights to use the AT&T brand. If AT&T Wireless terminates its exclusivity obligations, other providers could then enter into agreements with AT&T Wireless or AT&T Wireless could compete with the Company directly, exposing the Company to increased competition, and the Company could lose access to customers and roaming revenues. If the Company loses its rights to use the AT&T brand, the Company would lose the advantages associated with AT&T's and its affiliates' marketing efforts. If the Company loses the rights to use this brand, customers may not recognize its brand readily. The Company may have to spend significantly more money on advertising to create brand recognition.

   AT&T can terminate the Company's license to use the AT&T brand name, its designation as a member of the AT&T Wireless network, or its use of other AT&T service marks if the Company violates the terms of the license or otherwise breaches one of the agreements with AT&T and its affiliates. The exercise by AT&T of any of these rights, or other rights described in the agreements with AT&T and its affiliates, could significantly and materially adversely affect the Company's operations, future prospects and revenues.

   In addition, if AT&T Wireless or any of its affiliates combines with specified entities with over $5 billion in annual revenues from telecommunications activities, that derives less than one-third of its aggregate revenues from the provision of wireless telecommunications and that have PCS or cellular licenses that cover at least 25% of the people covered by the Company's licenses, then AT&T Wireless may terminate its exclusivity obligations with the Company in markets that overlap with markets of those entities. Other providers could then enter into agreements with AT&T Wireless and its affiliates in those markets, or AT&T could compete with us directly, exposing the Company to increased competition, and the Company could lose access to customers.

 The Company relies on AT&T Wireless Services for a significant portion of its roaming revenue and a decrease in this roaming revenue may have a negative impact on its business

   Revenues generated through the Company's roaming agreement with AT&T Wireless Services constitute a significant majority of its roaming revenues. If the number of customers of AT&T Wireless Services roaming on its network materially declines, it could have a material adverse effect on the Company's ability to generate revenues. If the Company does not deploy its anticipated GPRS network at a sufficient pace relative to AT&T Wireless Services' and its affiliates' deployment of their GPRS systems, the Company may not be able to serve customers using GSM and GPRS handsets roaming in its service areas.

 The Company relies on the use of the AT&T brand name and logo to market its services, and a loss of use of this brand and logo or a decrease in the market value of this brand and logo would hinder the Company's ability to market its products and may have an adverse effect on its business and results of operations

   The AT&T brand and logo is highly recognizable and AT&T supports its brand and logo by its marketing. If the Company loses its rights to use the AT&T brand and logo under the license agreement, the Company would lose the advantages associated with AT&T's marketing efforts.

   If the Company loses the rights to use this brand and logo, customers may not recognize its brand readily and the Company may have to spend significantly more money on advertising to create brand recognition.

   In addition, the Company's results of operations are highly dependent on its relationship with AT&T and AT&T Wireless and their affiliates, their success as wireless communications providers and the value of the AT&T brand and logo. If AT&T Wireless encounters problems in developing and operating its wireless network and its reputation as a wireless communications provider declines, it could adversely affect the value to the Company of the AT&T brand, its agreements with AT&T and its affiliates and the Company's results of operations. In that event, the Company may need to invest heavily in obtaining other operating agreements and in marketing the Company's brand to develop its business, and the Company may not have funds to do so.

 AT&T Wireless can at any time require the Company to enter into a resale agreement that would allow AT&T Wireless to sell access to, and usage of, the Company's services in its licensed area on a nonexclusive basis using the AT&T brand

   Under the terms of a stockholders' agreement, the Company is required to enter into a resale agreement at AT&T Wireless's request. The resale agreement will allow AT&T Wireless to sell access to, and usage of, the Company's services in its licensed area on a nonexclusive basis and usage of the AT&T brand. The Company believes its results of operations could be adversely affected if AT&T Wireless were to take such action.

 AT&T Wireless may terminate its obligations under the stockholders' agreement, which could result in increased competition with the Company for subscribers who otherwise might use the Company's services that are co-branded with AT&T

   If AT&T or any of its affiliates engages in specified business combinations, the exercise of its termination rights under the stockholders' agreement could result in increased competition detrimental to the Company's business. The Company cannot assure you that AT&T or any of its affiliates will not enter into such a business combination, and the termination of the non-compete and exclusivity provisions of the stockholders' agreement will not have a material adverse effect on the Company's operations.

 The Company may not be able to engage in certain activities and make acquisitions outside of its license footprint and this may limit the Company's future growth

   Generally, under the agreements with AT&T and its affiliates the Company cannot engage in any business other than providing mobile wireless telecommunications services using a specified technology or ancillary businesses, or make acquisitions of licenses outside of the Company's licensed footprint without the approval of AT&T Wireless. This limitation on the Company's ability to engage in other businesses or acquire additional licenses outside of its footprint may inhibit the Company's future growth.

 The interests of AT&T Wireless and its affiliates may conflict with the interests of the Company

   The Company's interests and those of AT&T Wireless and its affiliates may conflict, and there can be no assurance that any conflict will be resolved in the Company's favor. Under the stockholders' agreement, AT&T Wireless has the right to nominate two of the thirteen directors on the Company's board of directors and approve the selection of four other director nominees. AT&T Wireless and its affiliates owe no duty to the Company except to the extent expressly set forth in the Company's agreements with AT&T Wireless and its affiliates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to market risk from changes in interest rates that could impact results of operations. The Company manages interest rate risk through a combination of fixed and variable rate debt.

   At December 31, 2000 the Company had the following debt instruments outstanding:

  . $200.0 million of term loan A, $100.0 million of term loan B and $60.0 million of the revolver under the Tritel senior credit facility ($350.2 million carrying value), which carried a weighted average rate of 10.8%;

  . $100.0 million of tranche A and $225.0 million of tranche B notes under the TeleCorp Wireless senior credit facility, which carried a weighted average rate of 9.23% and 9.54%, respectively;

  . $450.0 million of the TeleCorp Wireless 10 5/8% senior subordinated notes due 2010;

  . $396.6 million carrying value ($575.0 million at maturity) of the TeleCorp Wireless 11 5/8% senior subordinated discount notes due 2009;

  . $229.9 million carrying value ($372.0 million at maturity) of the Tritel 12 3/4% senior subordinated discount notes due 2009;

  . $133.1 million debt ($126.4 million discounted) to the FCC, due in quarterly installments from 2001 to 2008 bearing a rate of between 6.125%-7.0%, discounted to yield between 8.0%-11.8%; and

  .  $47.4 million of vendor financing debt which carried a rate of 8.5%.

   The Company's senior subordinated notes, senior subordinated discount notes, Federal Communications Commission debt and vendor financing debt, are fixed interest rate debt securities and as a result are less sensitive to market rate fluctuations. However, the Company's senior credit facilities and other amounts available to the Company under these agreements are variable interest rate debt securities.

   The Company uses interest rate swaps to hedge the effect of fluctuations in interest rates from its senior credit facilities. These transactions are classified as cash-flow hedging instruments pursuant to the definitions contained in Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company on January 1, 2001. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. As of December 31, 2000, the Company had entered into twelve interest rate swap agreements totaling a notional amount of $425.0 million to convert the Company's variable rate debt to fixed rate debt.

   The following table provides information about our market risk exposure associated with the Company's variable rate debt at maturity value of the debt and the market risk exposure associated with the interest rate swaps:

                                              Expected Maturity
                         -------------------------------------------------------------------
                                                                                      Fair
                         2001   2002    2003   2004   2005   Thereafter    Total     Value
                         ----  ------  ------  -----  -----  ----------   --------  --------
                                              (US$ in millions)
      Liabilities:
Long-Term Debt:
 Face value of long-term
  fixed rate debt (a)... $3.7  $  4.0  $ 27.1  $29.0  $31.1   $1,507.9(b) $1,602.8  $1,278.3(c)
 Average interest rate
  (d)...................  6.2%    6.2%    6.9%   6.9%   6.9%      11.5%       11.0%
 Face value of TeleCorp
  Wireless Senior Credit
  Facility variable rate
  debt.................. $0.0  $  6.2  $ 12.2  $27.2  $32.2   $  247.2    $  325.0  $  325.0(f)
 Average interest rate
  (e)...................  0.0%    9.4%    9.4%   9.4%   9.4%       9.4%        9.4%
 Face value of Tritel
  Senior Credit Facility
  variable rate debt.... $0.0  $  4.5  $ 13.9  $20.1  $23.2   $  298.3    $  360.0  $  350.2(f)
 Average interest rate
  (e)...................  0.0%   10.8%   10.8%  10.8%  10.8%      10.8%       10.8%
 Interest Rate
  Derivatives:
Interest rate swaps:
 Variable to fixed (g)..       $200.0  $225.0                             $  425.0         *(h)
 Average pay rate (i)...         5.29%   5.24%                                5.27%
 Average receive rate
  (i)...................         6.43%   6.46%                                6.45%

--------
(a) Fixed rate debt consists of FCC government debt, 11 5/8% senior subordinated discount notes, 10 5/8% senior subordinated notes, 12 3/4% senior subordinated discount notes, and vendor financing.
(b) The interest rate will increase by 1.5% per annum on January 1, 2001 and shall not exceed 12.125%. The future principal amount in 2009 includes all unpaid interest of the vendor financing debt and totals $72.7 million. This total balance for all payments subsequent to 2005 also includes the future principal payment of $575.0 million of 11 5/8% senior subordinated discount notes in 2009, $450.0 million of 10 5/8% senior subordinated notes in 2010, $372.0 million of 12 3/4% senior subordinated discount notes in 2009, and $38.2 million of FCC debt due in quarterly installments through 2008.
(c) The fair value is based on (1) the carrying value of the FCC debt of $126.4 million, (2) the carrying value of the vendor financing of $47.4 million
    (3) the $393.9 million market value of the of the 11 5/8% senior subordinated discount notes as of December 31, 2000 priced at 11.7%, (4) the $456.7 million market value of the 10 5/8% senior subordinated notes priced at a 1.5% premium on December 31, 2000 and the $253.9 million market value of the 12 3/4% senior subordinated discount notes priced at 12.1% on December 31, 2000.
(d) Average interest rate is calculated as the weighted average rate related to the repayments of debt instruments in the year indicated of maturity.
(e) The interest rate of the variable debt securities may and is expected to vary before maturity. The amount indicated is the current weighted average rate as of December 31, 2000.
(f) The fair value of the TeleCorp Wireless variable rate debt instruments is expected to approximate fair value. The fair value of the Tritel variable rate debt instruments was assessed by management upon the acquisition of Tritel based on current market interest rates and management's estimated costs to obtain similar financing.
(g) Represents the total notional amount of the six swap agreements related to the TeleCorp Wireless tranche B senior credit facility of $225.0 million and the six swaps agreements related to the Tritel term loan A senior credit facility in the amount of $200.0 million.

(h) The fair value of the variable to fixed interest rate swaps is nominal.
(i) The average pay rate and average receive rate are based on the December 31, 2000 rate of TeleCorp Wireless variable rate tranche B debt on the senior credit facility less the fixed yield of 8.24% and the Tritel variable rate term loan A on the senior credit facility less the fixed yield of 9.05%. These amounts may change due to fluctuations in the variable rate debt. The Tritel and TeleCorp Wireless senior credit facility swaps expire in 2002 and 2003, respectively.

   The Company is exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to investment income.

   The Company is not exposed to fluctuations in currency exchange rates since its operations are entirely within the United States and its territories and all of the Company's services are invoiced in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

   Reference is made to the consolidated financial statements listed under the heading "Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Quarterly Results of Operations

   The following table sets forth certain unaudited quarterly operating information for each of the eight quarters ended December 31, 2000. This data has been prepared on the same basis as the audited financial statements, and in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

   Due to the application of the purchase method of accounting for the merger of TeleCorp Wireless and Tritel, and as permitted by the accounting rules of the SEC, the results of operations for 2000 reflect results of TeleCorp Wireless for the period January 1, 2000 to November 13, 2000 and the results of the Company for the period subsequent to November 13, 2000 through December 31, 2000. Results of operations for periods preceding January 1, 2000 only include results of TeleCorp Wireless.

                            Quarterly Financial Data
                    ($ in millions except per share amounts)

                                                    Quarter ended,
                                          -----------------------------------
                                                    June               Dec.
                                          Mar. 31,   30,    Sept. 30,   31,
                                          -------- -------  --------- -------
                                                     (unaudited)
                  2000
Revenue..................................  $ 55.5  $  72.0   $ 91.9   $ 121.1
Operating loss...........................   (59.9)   (78.1)   (57.2)   (129.5)
Net income (loss)........................   (74.5)   (93.9)   (81.5)    194.0
Accretion of mandatorily redeemable
 preferred stock.........................    (7.7)    (8.1)    (8.3)     (9.9)
                                           ------  -------   ------   -------
Net income (loss) attributable to common
 equity..................................  $(82.2) $(102.0)  $(89.8)    184.1
                                           ======  =======   ======   =======
Net income (loss) attributable to common
 equity per share--basic and diluted.....  $(0.83) $ (1.01)  $(0.88)  $  1.23
                                           ======  =======   ======   =======

                  1999
Revenue..................................  $  4.3  $  17.1   $ 26.8   $  39.5
Operating loss...........................   (26.9)   (37.1)   (50.2)    (92.2)
Net loss.................................   (32.3)   (46.0)   (65.8)   (106.9)
Accretion of mandatorily redeemable
 preferred stock.........................    (4.3)    (5.6)    (7.0)     (7.2)
                                           ------  -------   ------   -------
Net loss attributable to common equity...  $(36.6) $ (51.6)  $(72.8)  $(114.1)
                                           ======  =======   ======   =======
Net loss attributable to common equity
 per share--basic and diluted............  $(0.62) $ (0.75)  $(0.89)  $ (1.29)
                                           ======  =======   ======   =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Board of Directors," and "Section 16(a) Beneficial Ownership Reporting" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 23, 2001.

Item 11. Executive Compensation.

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Compensation of Executive Officers" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 23, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 23, 2001.

Item 13. Certain Relationships and Related Transactions.

   The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Transactions", "Compensation of Executive Officers--Management Agreement" and "Compensation of Executive Officers--Employment Agreements" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 23, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements, Schedules and Exhibits

   (1) Consolidated Financial Statements.

   The following consolidated financial statements and the Report of Independent Accountants related thereto are included in Item 8 above.

                                                                          Page
                                                                          ----
      Report of Independent Accountants..................................  F-2
      Consolidated Balance Sheets........................................  F-3
      Consolidated Statements of Operations..............................  F-4
      Consolidated Statements of Changes in Stockholders' Equity (Defi-
       cit)..............................................................  F-5
      Consolidated Statements of Cash Flows..............................  F-7
      Notes to Consolidated Financial Statements.........................  F-9
      Report of Independent Auditors..................................... F-49

   (2) Financial Statement Schedules.

      Schedule I--Condensed Financial Information of the Registrant.........  46

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of TeleCorp PCS, Inc.:

   Our audits of the consolidated financial statements referred to in our report dated March 29, 2001 appearing in this Form 10-K of TeleCorp PCS, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

McLean, Virginia
March 29, 2001

                               TELECORP PCS, INC.

         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 BALANCE SHEETS
                                ($ in thousands)

                                                             December 31,
                                                          --------------------
                                                            1999       2000
                                                          --------  ----------
ASSETS
Current assets:
  Cash and cash equivalents.............................. $182,330  $   20,092
  Other current assets...................................      --           32
                                                          --------  ----------
    Total current assets.................................  182,330      20,124
Intangible assets--AT&T agreements, net..................   37,908     236,363
Deferred financing costs, net............................   19,577         --
Investment in subsidiaries...............................  556,128   5,111,513
                                                          --------  ----------
    Total assets......................................... $795,943  $5,368,000
                                                          ========  ==========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Current liabilities.................................... $    521  $      --
  Long-term debt.........................................  622,795         --
  Due to TeleCorp Wireless...............................      --       13,542
                                                          --------  ----------
    Total liabilities....................................  623,316      13,542
Mandatorily redeemable preferred stock, net..............  263,181     443,563
                                                          --------  ----------
Stockholder's equity (deficit)
  Series F preferred stock...............................      149         149
  Series G preferred stock...............................      --      716,550
  Common stock, net......................................  225,296   4,565,177
  Accumulated deficit and other comprehensive income..... (315,999)   (370,981)
                                                          --------  ----------
    Total stockholders' equity (deficit).................  (90,554)  4,910,895
                                                          --------  ----------
    Total liabilities, mandatorily redeemable preferred
     stock
     and stockholders' equity (deficit).................. $795,943  $5,368,000
                                                          ========  ==========


                See accompanying notes to financial statements.

                               TELECORP PCS, INC.

                               TELECORP PCS, INC.

                            STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                For the year ended December
                                                            31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  ---------  ---------
Intercompany revenue........................... $    803  $  37,475  $     198
Depreciation and amortization..................      803     37,475      1,538
                                                --------  ---------  ---------
  Operating loss...............................      --         --      (1,340)
                                                --------  ---------  ---------
Other (income) expense:
  Interest income and other....................      --         --        (123)
  Equity in net loss of subsidiaries...........   51,155    250,996    116,095
                                                --------  ---------  ---------
    Net loss before income taxes...............  (51,155)  (250,996)  (117,312)
Income tax benefit.............................      --         --      31,572
                                                --------  ---------  ---------
    Net loss...................................  (51,155)  (250,996)   (85,740)
Accretion of mandatorily redeemable
 preferred stock...............................   (8,567)   (24,124)    (4,196)
                                                --------  ---------  ---------
Net loss attributable to common equity......... $(59,722) $(275,120) $ (89,936)
                                                ========  =========  =========



                See accompanying notes to financial statements.

                               TELECORP PCS, INC.
   SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT--(Continued)

                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                For the year ended December
                                                            31,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
Net cash provided by operating activities..... $   3,200  $  35,789  $      92
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Investment in subsidiaries...................  (166,015)  (586,801)  (182,330)
 Purchase of intangibles-AT&T agreements......       --     (17,310)       --
                                               ---------  ---------  ---------
   Net cash used in investing activities......  (166,015)  (604,111)  (182,330)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from sale of mandatorily redeemable
  preferred stock.............................    26,661     70,323        --
 Receipt of preferred stock subscription
  receivable..................................       --       9,414        --
 Direct issuance costs from sale of
  mandatorily redeemable preferred stock......    (1,027)    (2,500)       --
 Proceeds from sale of common stock and series
  F preferred stock...........................        38     21,724        --
 Proceeds from long-term debt.................   257,492    407,635        --
 Payments of deferred financing costs.........    (9,110)   (12,742)       --
 Payments on long-term debt...................    (2,073)   (50,451)       --
 Costs associated with initial public
  offering....................................       --      (1,801)       --
 Proceeds associated with initial public
  offering....................................       --     197,317        --
 Proceeds from the asset contribution with
  AT&T Wireless...............................       --         --      20,000
                                               ---------  ---------  ---------
   Net cash provided by financing activities..   271,981    638,919     20,000
                                               ---------  ---------  ---------
Net increase (decrease) in cash...............   109,166  $  70,597   (162,238)
Cash and cash equivalents, beginning of peri-
 od...........................................     2,567    111,733    182,330
                                               ---------  ---------  ---------
Cash and cash equivalents, end of period...... $ 111,733  $ 182,330  $  20,092
                                               =========  =========  =========



                See accompanying notes to financial statements.

                               TELECORP PCS, INC.
   SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT--(Continued)

                         NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)

Note 1.

   These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K.

Note 2.

   No cash dividends were made to the Registrant from any consolidated subsidiary for each of the three last fiscal years.

Note 3.

   The consolidated subsidiaries of the Company have restrictions to transfer funds to the registrant in the form of cash dividends, loans or advances as stipulated by the subsidiaries senior indebtedness, senior subordinated discount indebtedness and senior subordinated indebtedness.

Note 4.

   The total amount of restricted net assets for consolidated subsidiaries of the Registrant as of December 31, 2000 was $5,111,513.

   (3) Exhibits.

   The following exhibits are filed with this report or incorporated by reference as set forth below.

  Exhibit
    No.                                 Description
  -------   -------------------------------------------------------------------
  2.l.1+++  Agreement and Plan of Reorganization and Contribution (included as
            Annex A to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company Registration Statement), dated
            February 28, 2000, by and between TeleCorp PCS, Tritel, Inc. and
            AT&T Wireless Services, Inc.


  2.1.2+++  Amendment No. 1 to the Agreement and Plan of Reorganization and
            Contribution (included as Annex B to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company
            Registration Statement), dated May 4, 2000, by and between TeleCorp
            PCS, Tritel, Inc. and AT&T Wireless Services, Inc.


  2.1.3+++  Amendment No. 2 to the Agreement and Plan of Reorganization and
            Contribution (included as Annex C to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company
            Registration Statement), dated June 12, 2000, by and between
            TeleCorp PCS, Tritel, Inc. and AT&T Wireless Services, Inc.


  3.1.1.    Certificate of Incorporation of TeleCorp-Tritel Holding Company.


  3.1.2..   Certificate of Amendment of Certificate of Incorporation of
            TeleCorp-Tritel Holding Company changing the name of TeleCorp-
            Tritel Holding Company to TeleCorp PCS, Inc.


  3.2       Amended and Restated By-Laws of TeleCorp-Tritel Holding Company
            (renamed TeleCorp PCS, Inc.).


  4.1***    Indenture, dated as of July 14, 2000, by and among TeleCorp PCS,
            Inc., TeleCorp Communications, Inc. and Bankers Trust Company, as
            Trustee.


  4.2++++   Indenture, dated as of April 23, 1999, by and between Bankers Trust
            Company, as Trustee, and TeleCorp PCS, Inc. relating to the 11 5/8%
            Senior Subordinated Discount Notes.


  4.3****   Indenture, dated as of January 24, 2001, by and among Tritel PCS,
            Inc., Tritel, Inc., Tritel Communications, Inc., Tritel Finance,
            Inc., and Firstar Bank, N.A., as trustee.


  4.4.1++   Indenture, dated as of May 11, 1999, by and among Tritel PCS, Inc.,
            Tritel, Inc., Tritel Communications, Inc., Tritel Finance, Inc., and The Bank of New York, as trustee.


  4.4.2**** Amendment to 12 3/4% Senior Subordinated Discount Notes due 2009
            Indenture, dated as of September 30, 2000, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications, Inc. and Tritel Finance,
            Inc., and The Bank of New York, as trustee.


  4.4.3**** Supplemental Indenture to 12 3/4% Senior Subordinated Discount
            Notes due 2009 Indenture, dated as of January 18, 2001, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications, Inc.
            and Tritel Finance, Inc., and The Bank of New York, as trustee.


 10.1.. Stockholders' Agreement, dated as of November 13, 2000, by and among AT&T Wireless PCS, LLC, Cash Equity Investors, Management
            Stockholders, Other Stockholders and TeleCorp PCS, Inc.


 10.2+++    TeleCorp PCS, Inc. Voting Agreement, dated February 28, 2000.

  Exhibit No.                             Description
  -----------  ----------------------------------------------------------------
 10.3+++       Side Letter Agreement regarding Milwaukee Option, dated February
               28, 2000, by and between AT&T Wireless Services, Inc. and
               TeleCorp PCS, Inc.


 10.4+++ Asset Exchange Agreement, dated as of February 28, 2000, by and among AT&T Wireless PCS, LLC, TeleCorp PCS, Inc., TeleCorp PCS,
               LLC, TeleCorp Holding Corp. Inc., TeleCorp Communications, Inc.,
               TeleCorp Equipment Leasing, L.P., and TeleCorp Realty, LLC.


 l0.5+++       Side Letter Agreement regarding Additional Mutual Rights and
               Obligations in Connection with the Asset Exchange Agreement and the Agreement and Plan of Reorganization and Contribution, dated as of February 28, 2000, by and between AT&T Wireless PCS, LLC and TeleCorp PCS, Inc.


 10.6+++       Amended and Restated License Acquisition Agreement, dated as of
               May 3, 2000, by and among Polycell Communications, Inc., Clinton
               Communications, Inc. and ABC Wireless, LLC.


 10.7+++ License Acquisition Agreement, dated as of February 28, 2000, by and between ABC Wireless, LLC and AT&T Wireless PCS, LLC.


 10.8+++       Form of Intermediary Agreement, by and among AT&T Wireless PCS,
               LLC, TeleCorp PCS, Inc., TeleCorp PCS, LLC, TeleCorp Holding
               Corp. Inc., TeleCorp Communications, Inc., TeleCorp Equipment
               Leasing, LP., TeleCorp Realty, LLC and the Intermediary.


 10.9+++ Transition Services Agreement, dated as of February 28, 2000, by and between AT&T Wireless PCS, LLC and TeleCorp PCS, Inc.


 10.10+++ Form of Assignment and Assumption Agreement, by and between Milwaukee PCS, LLC, Milwaukee Acquisition Subsidiary, Inc., and
               TeleCorp PCS, Inc.


 10.11+++ Agreement and Plan of Merger, dated February 27, 2000, by and among Milwaukee PCS LLC, Milwaukee Acquisition Subsidiary, Inc.,
               Kailas J. Rao, and Indus, Inc.


 10.12+++      Airadigm Letter of Intent, dated January 24, 2000.


 10.13.1++++   General Agreement for Purchase of PCS Systems and Services,
               dated as of May 12, 1998, by and between TeleCorp PCS, Inc. and
               Lucent Technologies Inc.


 10.13.2++++++ Amendment No. 1 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of November 20, 1998, by and between TeleCorp PCS Inc. and Lucent
               Technologies Inc.


 10.13.3++++++ Amendment No. 2 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of September 18, 1998, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.


 10.13.4++++++ Amendment No. 3 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of November 10, 1998, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.


 10.13.5++++++ Amendment No. 5 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of January
               27, 1999, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc. (the Amendment No. 5 to the General Agreement follows Amendment No. 3).


 10.13.6++++++ Amendment No. 6 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of August
               9, 1999, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.

  Exhibit No.                             Description
  -----------  ----------------------------------------------------------------
 10.13.7++++++ Amendment No. 7 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of July 1,
               1999, by and between TeleCorp PCS, Inc. and Lucent Technologies
               Inc.


 10.13.8++++++ Amendment No. 8 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of July 1,
               2000, by and between TeleCorp PCS, Inc. and Lucent Technologies
               Inc.


 10.14++++     Securities Purchase Agreement, dated as of January 23, 1998, by and among TeleCorp PCS, Inc., AT&T Wireless PCS Inc., TWR
               Cellular, Inc. and certain Initial investors other than AT&T
               Wireless, TeleCorp Investors and Management Stockholders
               identified therein.


 10.15.1++++   Network Membership License Agreement, dated as of July 17, 1998, by and among AT&T Corp., including AT&T Wireless Services, Inc., and TeleCorp PCS, Inc.


 10.15.2++++   Amendment No. 1 to Network Membership License Agreement, dated
               March 30, 1999.


 10.15.3       Amendment No. 2 to Network Membership License Agreement, dated
               November 13, 2000.


 10.16.1++++   Management Agreement, dated as of July 17, 1998, by and between
               TeleCorp Management Corp. and TeleCorp PCS, Inc.


 10.16.2++++   Amendment No. 1 to the Management Agreement, dated as of May 25,
               1999, by and between TeleCorp Management Corp. and TeleCorp PCS,
               Inc.


 10.16.3*      Amendment No. 2 to the Management Agreement, dated as of October
               18, 1999, by and between TeleCorp Management Corp. and TeleCorp
               PCS, Inc.


 10.17 Management Agreement, dated as of November 13, 2000, by and between TeleCorp Management Corp., Inc. and TeleCorp PCS, Inc.


 10.18.1++++   Intercarrier Roamer Service Agreement, dated as of July 17,
               1998, by and between AT&T Wireless Services, Inc. and TeleCorp
               PCS, Inc.


 10.18.2++++   Amendment No. 1 to Intercarrier Roamer Service Agreement, dated
               May 25, 1999.


 10.19.1*      Roaming Administration Service Agreement, dated as of July 17,
               1998, by and between AT&T Wireless Services, Inc. and TeleCorp
               PCS, Inc.


 10.19.2 Amendment No. 1 to Roaming Administration Service Agreement, dated November 13, 2000, by and between AT&T Wireless Services,
               Inc. and TeleCorp PCS, Inc.


 10.20.1****   Roaming Administration Service Agreement, dated January 7, 1999, by and between AT&T Wireless Services, Inc. and Tritel, Inc.


 10.20.2****   Amendment No. 1 to Roaming Administration Service Agreement,
               dated November 13, 2000, by and between AT&T Wireless Services,
               Inc. and Tritel, Inc.


 10.21 Credit Agreement, dated as of July 17, 1998, as amended and restated as of October 2, 2000, by and among TeleCorp PCS, Inc., The Lenders Party Thereto, and The Chase Manhattan Bank, as
               Administrative Agent and Issuing Bank, TD Securities (USA) Inc., as Syndication Agent, and Bankers Trust Company, as
               Documentation Agent.


 10.22.1++++   Stock Purchase Agreement, dated as of March 22, 1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and certain
               Initial investors other than AT&T Wireless identified therein.


 10.22.2++++   Amendment No. 1 to Stock Purchase Agreement, dated as of March
               30, 1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS,
               Inc. and Initial investors other than AT&T Wireless.


 10.22.3++++   Amendment No. 2 to Stock Purchase Agreement, dated as of April
               6, 1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS,
               Inc. and Initial investors other than AT&T Wireless.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.22.4++++ Amendment No. 3 to Stock Purchase Agreement, dated as of May 14,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.22.5++++ Amendment No. 4 to Stock Purchase Agreement, dated as of July 15,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.23++++   Stock Purchase Agreement, dated as of March 1, 1999, by and among
             Viper Wireless, Inc., TeleCorp Holding Corp., Inc. and TeleCorp
             PCS, Inc.


 10.24++++   Puerto Rico Stock Purchase Agreement, dated as of March 30, 1999, by and among TeleCorp PCS, Inc., Puerto Rico Acquisition Corp. and certain Management Stockholders and Initial investors other than
             AT&T Wireless.


 10.25** Stock Purchase Agreement, dated as of October 18, 1999, by and among TeleCorp PCS, Inc., TeleCorp Holding Corp., Inc., Gerald T.
             Vento, Thomas H. Sullivan, OneLiberty Fund IV, L.P., Northwood
             Ventures LLC, and Northwood Capital Partners LLC.


 10.26++++   Asset Purchase Agreement, dated May 25, 1999, by and between AT&T
             Wireless PCS Inc. and TeleCorp PCS, Inc.


 10.27++++   Preferred Stock Purchase Agreement, dated May 24, 1999, by and between AT&T Wireless PCS Inc. and TeleCorp PCS, Inc.


 10.28.1++++ Stockholders' Agreement, dated as of July 17, 1998, by and among
             AT&T Wireless PCS, Inc., TWR Cellular, Inc., Initial investors other than AT&T Wireless, Management Stockholders, and TeleCorp
             PCS, Inc.


 10.28.2++++ Amendment No. 1 to Stockholders' Agreement, dated May 25, 1999.


 10.28.3*    Amendment No. 2 to Stockholders' Agreement, dated November 1,
             1999.


 10.29+++    Form of Stockholders' Agreement, by and among AT&T Wireless PCS,
             LLC, Initial investors other than AT&T Wireless, Management
             Stockholders, Other Stockholders, and Holding Company, Inc.


 10.30++++   Purchase Agreement, dated April 20, 1999, by and among Chase
             Securities Inc., BT Alex. Brown Incorporated, Lehman Brothers
             Inc., TeleCorp PCS, Inc. and TeleCorp Communications, Inc.


 10.31****   Purchase Agreement, dated January 19, 2001, by and among Tritel
             PCS, Inc., Tritel, Inc., Tritel Communications, Inc., Tritel
             Finance, Inc., Salomon Smith Barney Inc., and Lehman Brothers
             Inc., on behalf of themselves and Merrill Lynch, Pierce, Fenner &
             Smith Incorporated, Banc of America Securities LLC, and TD
             Securities (USA) Inc.


 10.32++++   Agreement, dated as of July 17, 1998, by and among AT&T Wireless
             PCS Inc., TWR Cellular, Inc., the Initial investors other than
             AT&T Wireless, the TeleCorp Investors and the Management
             Stockholders.


 10.33++++   Employment Agreement, dated as of July 17, 1998, by and between
             TeleCorp PCS, Inc. and Julie A. Dobson.


 10.34+++ Amendment to Employment Agreement, dated February 28, 2000, by and between TeleCorp PCS, Inc. and Julie A. Dobson.


 10.35++++   Share Grant Agreement, dated July 16, 1998, by and between
             TeleCorp PCS, Inc. and Julie A. Dobson.


 10.36++++   Separation Agreement, dated as of March 8, 1999, by and among
             TeleCorp PCS, Inc., TeleCorp Communications, Inc. and Robert
             Dowski.

  Exhibit
    No.                                 Description
  -------   -------------------------------------------------------------------
 10.37++++  Agreement among the Parties, dated as of June 30, 1999, by and among TeleCorp PCS, Inc., the Initial investors other than AT&T
            Wireless, Entergy Technology Holding Company, AT&T Wireless PCS,
            Inc., TWR Cellular Inc. and other stockholders.


 10.38++++  Amended and Restated Agreement, dated April 16, 1999, by and among
            TeleCorp Communications, Inc., Triton PCS, Inc., Tritel
            Communications, Inc. and Affiliate License Co., L.L.C.


 10.39++++  TeleCorp PCS, Inc. 1998 Restricted Stock Plan, as amended May 20,
            1999.


 10.40++++  TeleCorp PCS, Inc. 1999 Stock Option Plan, dated June 23, 1999, as amended.


 10.41.     TeleCorp PCS, Inc. 2000 Employee, Director and Consultant Stock
            Plan.


 10.42++    Tritel, Inc. Amended and Restated 1998 Stock Option Plan, effective
            January 7, 1999.


 10.43++    Form of Restricted Stock Agreements pursuant to the Tritel, Inc.
            Amended and Restated 1999 Stock Option Plan.


 10.44.     Tritel, Inc. Amended and Restated 1999 Stock Option Plan.


 10.45+     Tritel, Inc. Amended and Restated 1999 Stock Option Plan for
            Nonemployee Directors, effective January 7, 1999.


 10.46++    Master Lease Agreement, dated October 30, 1998, by and between
            Tritel Communications, Inc. and Crown Communication Inc.


 10.47++    Master Lease Agreement, dated December 31, 1998, by and between
            Signal One, LLC and Tritel Communications, Inc.


 10.48.1++  Management Agreement, dated January 7, 1999, by and between Tritel
            Management, LLC and Tritel, Inc.


 10.48.2++  First Amendment to Management Agreement, dated as of September 1,
            1999.


 10.48.3+++ Agreement to Terminate Tritel Management Agreement, dated as of
            February 28, 2000, by and between Tritel Management, LLC.


 10.49++ Master Antenna Site Lease No. D41, dated October 23, 1998, by and between Pinnacle Towers Inc. and Tritel Communications, Inc.


 10.50++    Installment Payment Plan Note, dated October 9, 1996, made by
            Mercury PCS, LLC in favor of the Federal Communications Commission in the amount of $42,525,211.95.


 10.51++    First Modification of Installment Payment Plan Note for Broadband
            PCS F Block, dated July 2, 1998, by and between Mercury PCS II,
            L.L.C. and the Federal Communications Commission, effective as of July 31, 1998.


 10.52++    Letter Agreement, dated July 2, 1998, by and between Tritel
            Communications, Inc. and H.S.I. GeoTrans Wireless, referring to a service agreement covering certain Site Acquisition Services applicable to certain Federal Communications Commission licenses owned or to be acquired by Tritel.


 10.53.1++  Services Agreement, dated as of June 1, 1998, by and between Tritel
            Communications, Inc. and Galaxy Personal Communications Services,
            Inc., which is a wholly owned subsidiary of World Access, Inc.


 10.53.2++  Addendum to June 1, 1998 Services Agreement, dated as of March 23,
            1999.


 10.54++ Services Agreement, dated as of August 27, 1998, by and between Tritel Communications, Inc. and Galaxy Personal Communications
            Services, Inc. which is a wholly-owned subsidiary of World Access, Inc.

  Exhibit
    No.                                 Description
  -------  --------------------------------------------------------------------
 10.55++   Agreement, effective as of March 16, 1999, by and between BellSouth
           Telecommunications, Inc. and Tritel Communications, Inc.


 10.56++   Agreement for Project and Construction Management Services, dated
           November 24, 1998, by and between Tritel Communications, Inc. and
           Tritel Finance, Inc. and Bechtel Corporation.


 10.57++   Services Agreement, dated as of July 28, 1998, by and between Tritel
           Communications, Inc. and SpectraSite Communications, Inc.


 10.58++   Acquisition Agreement Ericsson CMS 8800 Cellular Mobile Telephone
           System, made and effective as of December 30, 1998, by and among Tritel Finance, Inc., Tritel Communications, Inc., and Ericsson Inc.


 10.59++ Securities Purchase Agreement, dated as of May 20, 1998, by and among AT&T Wireless PCS Inc., TWR Cellular, Inc., Cash Equity
           Investors, Mercury PCS, LLC, Mercury PCS II, LLC, Management
           Stockholders, and Tritel, Inc.


 10.60++   Closing Agreement, dated as of January 7, 1999, by and among AT&T
           Wireless PCS, Inc., TWR Cellular, Inc., Cash Equity Investors,
           Airwave Communications, LLC, Digital PCS, LLC, Management
           Stockholders, Mercury Investor Indemnitors, and Tritel Inc.


 10.61++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and American Tower, L.P.


 10.62++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and SpectraSite Communications, Inc.


 10.63++   Master Build To Suit Services And License Agreement, by and between
           Tritel Communications, Inc. and Crown Communications, Inc.


 10.64++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and SBA Towers.


 10.65++   Master Site Agreement, dated July 2, 1999, by and between Tritel
           Communications, Inc. and BellSouth Mobility Inc.


 10.66++   Master Site Agreement, dated March 10, 1999, by and between Tritel
           Communications, Inc. and BellSouth Mobility PCS.


 10.67++   Consent to Exercise of Option, dated May 20, 1999, by and among
           Tritel, Inc., AT&T Wireless, Inc., TWR Cellular, Inc. and Management
           Stockholders.


 10.68++   License Purchase Agreement, dated as of May 20, 1999, by and between
           Digital PCS, LLC and Tritel, Inc.


 10.69**** License Acquisition Agreement, dated as of October 27, 2000, by and among Tritel License-Florida, Inc., Tritel License-Georgia, Inc., and Panther Wireless, L.L.C.


 10.70++ Amended and Restated Employment Agreement of Jerry M. Sullivan, Jr., dated as of September 1, 1999.


 10.71++ Stock Purchase Agreement, dated as of September 1, 1999, by and between Jerry M. Sullivan, Jr. and Tritel, Inc.


 10.72++   Mutual Release and Termination Agreement, dated as of September 1,
           1999, by and between Jerry M. Sullivan, Jr. and Tritel, Inc.


 10.73**** Separation Agreement, effective as of January 6, 2001, by and among William S. Arnett, Tritel, Inc., and TeleCorp PCS, Inc.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.74****   Letter Agreement, dated October 20, 2000, by and between AT&T
             Wireless Services, Inc. and Tritel, Inc., regarding certain rights relating to licenses acquired from Alltel Corporation.


 10.75****   Assignment of Agreement, dated as of January 5, 2001, by and between Tritel, Inc. and Tritel License-Alabama, Inc.


 10.76* Form of Indemnification Agreement to be entered into between TeleCorp PCS, Inc. and its directors and executive officers.


 10.77.1++   Stockholders' Agreement, dated January 7, 1999, by and among AT&T
             Wireless PCS Inc., Initial investors other than AT&T Wireless,
             Management Stockholders, and Tritel, Inc.


 10.77.2++   First Amendment to Tritel's Stockholders' Agreement, dated August
             27, 1999.


 10.77.3++   Second Amendment to Tritel's Stockholders' Agreement, dated as of
             September 1, 1999.


 10.77.4+    Third Amendment to Tritel's Stockholders' Agreement, dated
             November 18, 1999.


 10.77.5+    Fourth Amendment to Tritel's Stockholders' Agreement, dated
             December 10, 1999.


 10.78++ Investors Stockholders' Agreement, dated January 7, 1999, by and among Tritel, Inc., Washington National Insurance Company, United
             Presidential Life Insurance Company, Dresdner Kleinwort Benson
             Private Equity Partners LP, Toronto Dominion Investments, Inc.,
             Entergy Wireless Corporation, General Electric Capital
             Corporation, Triune PCS, LLC, FCA Venture Partners II, L.P.,
             Clayton Associates LLC, Trillium PCS, LLC, Airwave Communications,
             LLC, Digital PCS, LLC, and The Stockholders Named Therein.


 10.79 Investors Stockholders' Agreement, dated as of February 28, 2000, by and among TeleCorp PCS, Inc. and The Stockholders Named
             Therein.


 10.80.1++   AT&T Wireless Services, Inc. Network Membership License Agreement,
             dated January 7, 1999, by and between AT&T Corp. and Tritel, Inc.


 10.80.2**** Amendment No. 1 to AT&T Wireless Services, Inc. Network Membership
             License Agreement, dated as of November 13, 2000, by and between AT&T Corp. and Tritel, Inc.


 10.81.1++   Intercarrier Roamer Service Agreement, dated January 7, 1999, between AT&T Wireless Services, Inc. and Tritel, Inc.


 10.81.2**** Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of November 13, 2000, between AT&T Wireless Services, Inc. and
             Tritel, Inc.


 10.82++ Amended and Restated Agreement, dated April 16, 1999, by and between TeleCorp Communications, Inc., Triton PCS, Inc., Tritel
             Communications, Inc. and Affiliate License Co., L.L.C.


 10.83 Employment Agreement, dated as of November 13, 2000, by and between TeleCorp PCS, Inc. and William M. Mounger, II.


 10.84 Employment Agreement, dated as of November 13, 2000, by and between TeleCorp PCS, Inc. and E.B. Martin, Jr.


 10.85+++    Letter Agreement, dated February 28, 2000, by and among William
             Mounger, II, TeleCorp PCS, Inc., Tritel, Inc., Thomas Sullivan, and Gerald Vento.


 10.86+++    Letter Agreement, dated February 28, 2000, by and among E.B.
             Martin, Jr., TeleCorp PCS, Inc., Tritel, Inc., Thomas Sullivan, and Gerald Vento.


 10.87+++    Asset Purchase Agreement, dated as of June 2, 2000, by and between
             Airadigm Communications, Inc. and RW Acquisition L.L.C.

 Exhibit No.                             Description
 -----------  -----------------------------------------------------------------
 10.88+++     Contingent Supplement to Asset Purchase Agreement, dated as of
              June 2, 2000, by and between Airadigm Communications, Inc. and RW
              Acquisition L.L.C.


 10.89+++     Letter Agreement, dated June 2, 2000, by and between RW
              Acquisition, L.L.C. and Airadigm Communications, Inc. regarding
              Working Capital Loan.


 10.90+++ Construction Management Agreement, dated as of June 2, 2000, by and between TeleCorp Communications, Inc. and Airadigm
              Communications, Inc.


 10.91+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by
              TeleCorp-Tritel Holding Company.


 10.92+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by TTHC
              First Merger Sub, Inc.


 10.93+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by TTHC
              Second Merger Sub, Inc.


 10.94+++++   Purchase Agreement, dated July 11, 2000, by and among Chase
              Securities Inc., Lehman Brothers Inc., Deutsche Banc Securities,
              Inc., TeleCorp PCS, Inc. and TeleCorp Communications, Inc.


 10.95++++++  Consent Pursuant to Section 6.2(a) of the Agreement and Plan of
              Reorganization and Contribution, dated as of July 10, 2000, by Tritel, Inc. to TeleCorp PCS, Inc.


 10.96++++++  Exchange and Registration Rights Agreement, dated as of July 14,
              2000, by and among Chase Securities Inc., Lehman Brothers Inc.,
              Deutsche Banc Securities, Inc., TeleCorp PCS, Inc., TeleCorp
              Communications, Inc. and Bankers Trust Company, as Trustee.


 10.97++++    Exchange and Registration Rights Agreement, dated April 23, 1999, by and among Chase Securities Inc., BT Alex. Brown Incorporated,
              Lehman Brothers Inc., TeleCorp PCS, Inc. and TeleCorp
              Communications, Inc.


 10.98****    Exchange and Registration Rights Agreement, dated January 24,
              2001, by and among Tritel PCS, Inc., Tritel, Inc., Tritel
              Communications, Inc., Tritel Finance, Inc., Salomon Smith Barney
              Inc., and Lehman Brothers Inc., on behalf of themselves and
              Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of
              America Securities LLC, and TD Securities (USA) Inc.


 10.99***     Credit Agreement, dated as of July 14, 2000, by and among Black
              Label Wireless, Inc., as Borrower, the financial institutions from time to time parties thereto, as Lenders and Lucent
              Technologies Inc., as Agent for the Lenders.


 10.100.1++   Amended and Restated Loan Agreement, dated March 31, 1999, by and among Tritel Holding Corp. (now known as Tritel PCS, Inc.),
              Tritel, Inc., The Financial Institutions Signatory Thereto, and
              Toronto Dominion (Texas), Inc., as administrative agent.


 10.100.2++   First Amendment to Amended and Restated Loan Agreement, dated
              April 21, 1999, by and among Tritel Holding Corp. (now known as
              Tritel PCS, Inc.), Tritel, Inc., The Financial Institutions
              Signatory Thereto, and Toronto Dominion (Texas), Inc., as
              administrative agent.


 10.100.3**** Second Amendment to Amended and Restated Loan Agreement and
              Consent, dated October 31, 2000, by and among Tritel PCS, Inc.
              (formerly known as Tritel Holding Corp.), Tritel, Inc., The
              Financial Institutions Signatory Thereto, and Toronto Dominion
              (Texas), Inc., as administrative agent.


 10.100.4**** Third Amendment to Amended and Restated Loan Agreement and
              Consent, dated as of January 9, 2001, by and among Tritel PCS, Inc., Tritel, Inc., The Financial Institutions Signatory Thereto, and Toronto Dominion (Texas), Inc., as administrative agent.

  Exhibit
    No.                                 Description
  -------   -------------------------------------------------------------------
 10.101**** Solicitation Agency Agreement, dated as of January 11, 2001, by and among Tritel PCS, Inc., Salomon Smith Barney Inc. and Lehman
            Brothers Inc.


 10.102***  Letter Agreement, dated July 14, 2000, by and among Black Label
            Wireless, Inc., as Borrower, Lucent Technologies Inc., as Agent and
            Lucent Technologies Inc., as Lender.


 10.103***  Commitment Letter, dated July 14, 2000, by and between TeleCorp-
            Tritel Holding Company and Lucent Technologies Inc.


 10.104***  Form of Indenture related to the sale of notes by TeleCorp PCS,
            Inc. (formerly known as TeleCorp-Tritel Holding Company) to Lucent
            Technologies Inc.


 10.105***  Form of Securities Purchase Agreement, by and between TeleCorp PCS,
            Inc. (formerly known as TeleCorp-Tritel Holding Company) and Lucent
            Technologies Inc.


 10.106* Stock Purchase Agreement, dated as of November 22, 1999, by and between AT&T Wireless PCS LLC and TeleCorp PCS, Inc.


 21.1       Subsidiaries of TeleCorp PCS, Inc.
 23.1       Consent of PricewaterhouseCoopers, LLP
 23.2       Consent of KPMG LLP

--------
     * Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-89393) of TeleCorp PCS, Inc.
    ** Incorporated by reference to the Form 10-K filed on March 30, 2000 (File No. 000-27901) of TeleCorp PCS, Inc.
   *** Incorporated by reference to the Form 10-Q filed on August 11, 2000 (File No. 000-27901) of TeleCorp PCS, Inc.
  **** Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-55606) of Tritel PCS, Inc.
     + Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-91207) of Tritel, Inc.
    ++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-82509) of Tritel PCS, Inc.
   +++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-36954) of TeleCorp-Tritel Holding Company.
  ++++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-81313, 333-81313-01) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
 +++++ Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-81313, 333-81313-01) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
++++++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-43596) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
     . Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49792) of TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.).
     .. Incorporated by reference to the TeleCorp PCS, Inc. (f/k/a TeleCorp-Tritel Holding Company) Current Report on Form 8-K filed on November 13, 2000.
    ... Incorporated by reference to the Form 10-Q filed on November 14, 2000 (File No. 000-27901) of TeleCorp Wireless, Inc.
    ....  Incorporated by reference to the TeleCorp Wireless, Inc. Current
          Report on Form 8-K (File No. 000-27901) filed on November 13, 2000.
   .....  Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-43596) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.

(b) Reports on Form 8-K:

   The Company filed a Current Report on Form 8-K dated November 13, 2000 under which the Company announced the consummation of the Company's acquisition of Tritel Inc., as well as the closing of the Asset Exchange Agreement with AT&T Wireless Services, Inc. A copy of TeleCorp PCS, Inc.'s press release, dated November 13, 2000, was filed as an exhibit.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001
                                          TeleCorp PCS, Inc.

                                                    /s/ Gerald T. Vento
                                          By: _________________________________
                                                      Gerald T. Vento
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Gerald T. Vento           Chief Executive Officer      March 29, 2001
______________________________________  (Principal Executive
           Gerald T. Vento              Officer) and Director

        /s/ Thomas H. Sullivan         Executive Vice President,    March 29, 2001
______________________________________  Chief Financial Officer
          Thomas H. Sullivan            (Principal Financial and
                                        Accounting Officer) and
                                        Director

      /s/ William M. Mounger, II       Chairman of the Board and    March 29, 2001
______________________________________  Director
        William M. Mounger, II

                                       Director
______________________________________
         Alexander P. Coleman

                                       Director
______________________________________
          Michael R. Hannon

            /s/ Ann K.Hall             Director                     March 29, 2001
______________________________________
             Ann K. Hall

        /s/ Scott I. Anderson          Director                     March 29, 2001
______________________________________
          Scott I. Anderson


              Signature                          Title                   Date
              ---------                          -----                   ----
          /s/ James M. Hoak            Director                     March 29, 2001
______________________________________
            James M. Hoak

                                       Director
______________________________________
         David A. Jones, Jr.

                                       Director
______________________________________
          Kevin J. Shepherd

                                       Director
______________________________________
            Rohit M. Desai

                                       Director
______________________________________
           William W. Hague

          /s/ Michael Benson           Director                     March 29, 2001
______________________________________
            Michael Benson

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               TELECORP PCS, INC.

                                                                           Page
                                                                           ----
Report of Independent Accountants.........................................  F-2
Consolidated Balance Sheets...............................................  F-3
Consolidated Statements of Operations.....................................  F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)......  F-5
Consolidated Statements of Cash Flows.....................................  F-7
Notes to Consolidated Financial Statements................................  F-9
Report of Independent Auditors............................................ F-49

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
TeleCorp PCS, Inc.:

   In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of TeleCorp PCS, Inc. (the Company) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Tritel, Inc., a wholly-owned subsidiary of the Company, which statements reflect total assets of $1,027 million as of December 31, 2000, and total revenue of $25 million for the period November 14, 2000 through December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Tritel, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 29, 2001

                               TELECORP PCS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                              December 31,
                                                          ---------------------
                                                            1999        2000
                                                          ---------  ----------
                         ASSETS
Current assets:
 Cash and cash equivalents..............................  $ 182,330  $  260,809
 Short-term investments.................................        --       34,189
 Accounts receivable, net...............................     23,581      59,515
 Inventory..............................................     15,802      42,498
 Prepaid expenses and other current assets..............      3,828      14,813
                                                          ---------  ----------
 Total current assets...................................    225,541     411,824
Property and equipment, net.............................    400,450   1,223,253
PCS licenses and microwave relocation costs, net........    267,682   3,698,436
Goodwill, net...........................................        --    2,506,737
Intangible assets--AT&T agreements and other, net.......     37,908     783,185
Deferred financing costs, net...........................     19,577      32,897
Other assets............................................      1,044      44,684
                                                          ---------  ----------
 Total assets...........................................  $ 952,202  $8,701,016
                                                          =========  ==========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
              STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable.......................................  $  38,903  $  110,032
 Accrued expenses and other ............................     51,977     214,175
 Microwave relocation obligation, current portion.......     36,122      25,232
 Long-term debt, current portion........................      1,361      63,743
 Accrued interest.......................................      1,387      27,764
 Deferred revenue.......................................      1,709       6,830
                                                          ---------  ----------
 Total current liabilities..............................    131,459     447,776
Long-term debt..........................................    639,210   1,861,800
Microwave relocation obligation.........................      2,365      29,634
Accrued expenses and other..............................      6,541      31,025
Deferred tax liability..................................        --      976,323
                                                          ---------  ----------
 Total liabilities......................................    779,575   3,346,558
                                                          ---------  ----------
Mandatorily redeemable preferred stock, 595,000
 authorized as of December 31, 2000; issued and
 outstanding, 382,539 and 474,007 shares, respectively,
 (liquidation preference $530,400 as of December 31,
 2000)..................................................    360,182     503,105
Preferred stock subscriptions receivable................    (97,001)    (59,542)
                                                          ---------  ----------
 Total mandatorily redeemable preferred stock, net......    263,181     443,563
                                                          ---------  ----------
Commitments and contingencies
Stockholders' equity (deficit):
 Series F preferred stock, par value $.01 per share,
  15,450,000 authorized as of December 31, 2000;
  14,912,778 shares issued and outstanding, respectively
  (liquidation preference $1 as of December 31, 2000)...        149         149
 Series G preferred stock, par value $.01 per share,
  1,934,463,093 authorized as of December 31, 2000; 0
  and 46,374 shares issued and outstanding, respectively
  (liquidation preference $46,374 as of December 31,
  2000).................................................        --      716,550
 Common stock, par value $.01 per share issued and
  outstanding 85,592,221 and 180,734,235 shares,
  respectively .........................................        856       1,807
 Additional paid-in capital.............................    267,442   4,591,202
 Deferred compensation..................................    (42,811)    (27,832)
 Common stock subscriptions receivable..................       (191)        --
 Accumulated other comprehensive income.................        --          958
 Accumulated deficit....................................   (315,999)   (371,939)
                                                          ---------  ----------
 Total stockholders' equity (deficit)...................    (90,554)  4,910,895
                                                          ---------  ----------
 Total liabilities, mandatorily redeemable preferred
  stock and stockholders' equity (deficit)..............  $ 952,202  $8,701,016
                                                          =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TELECORP PCS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)

                                             For the year ended December 31,
                                            -----------------------------------
                                               1998        1999        2000
                                            ----------  ----------  -----------
Revenue:
  Service.................................  $      --   $   41,319  $   237,234
  Roaming.................................          29      29,010       67,663
  Equipment...............................         --       17,353       35,552
                                            ----------  ----------  -----------
    Total revenue.........................          29      87,682      340,449
                                            ----------  ----------  -----------
Operating expenses:
  Cost of revenue.........................         --       39,259      104,863
  Operations and development (including
   non cash stock compensation of $0,
   $1,472 and $1,789).....................       9,772      35,979       64,836
  Selling and marketing (including non
   cash stock compensation of $0, $937 and
   $1,951)................................       6,325      71,180      185,165
  General and administrative (including
   non cash stock compensation of $0,
   $29,408 and $31,590)...................      26,239      92,585      148,425
  Depreciation and amortization...........       1,584      55,110      161,813
                                            ----------  ----------  -----------
    Total operating expenses..............      43,920     294,113      665,102
                                            ----------  ----------  -----------
    Operating loss........................     (43,891)   (206,431)    (324,653)
Other (income) expense:
  Interest expense........................      11,934      51,313      111,082
  Interest income and other...............      (4,670)     (6,748)     (17,467)
  Gain on disposal of New England assets..         --          --      (330,756)
                                            ----------  ----------  -----------
    Net loss before income taxes..........     (51,155)   (250,996)     (87,512)
Income tax benefit........................         --          --        31,572
                                            ----------  ----------  -----------
    Net loss..............................     (51,155)   (250,996)     (55,940)
Accretion of mandatorily redeemable
 preferred stock..........................      (8,567)    (24,124)     (33,996)
                                            ----------  ----------  -----------
    Net loss attributable to common
     equity...............................  $  (59,722) $ (275,120) $   (89,936)
                                            ==========  ==========  ===========
Net loss attributable to common equity per
 share--basic and diluted.................  $    (2.19) $    (3.58) $     (0.80)
                                            ==========  ==========  ===========
Weighted average common equity shares
 outstanding--basic and diluted ..........  27,233,786  76,895,391  112,819,874
                                            ==========  ==========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                              TELECORP PCS, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               ($ in thousands)

                                                       Additional
                   Series F and G                       Paid-in                                                Accumulated
                   Preferred stock    Common stock     Capital--               Common stock  Treasury stock       Other
                  ----------------- ------------------   Common     Deferred   Subscriptions ---------------- Comprehensive
                    Shares   Amount   Shares    Amount   Stock    Compensation  Receivable    Shares   Amount Income (Loss)
                  ---------- ------ ----------  ------ ---------- ------------ ------------- --------  ------ -------------
Balance,
December 31,
1997............         --   $--       19,335   $  1   $    --     $    --        $ --           --    $--       $--
Net Loss........         --    --          --     --         --          --          --           --     --        --
Non-cash
redemption of
equity
interests.......         --    --      (19,335)    (1)       --          --          --           --     --        --
Issuance of
preferred and
common stock for
cash, PCS
licenses and
AT&T
agreements......  10,308,676   103  46,262,185    462        --          --          (86)         --     --        --
Accretion of
mandatorily
redeemable
preferred
stock...........         --    --          --     --         --          --          --           --     --        --
Non-cash
issuance of
restricted stock
to employees....         --    --    3,095,473     31        --          (10)        --           --     --        --
Repurchase of
common stock for
cash............         --    --          --     --         --            2         --      (552,474)   --        --
Compensation
expense related
to restricted
stock awards....         --    --          --     --         --            1         --           --     --        --
                  ----------  ----  ----------   ----   --------    --------       -----     --------   ----      ----
Balance,
December 31,
1998............  10,308,676   103  49,357,658    493        --           (7)        (86)    (552,474)   --        --
Net Loss........         --    --          --     --         --          --          --           --     --        --
Issuance of
preferred stock
and common stock
for cash and PCS
licenses........   4,604,102    46  23,231,331    233     21,550         --         (105)         --     --        --
Issuance of
common stock in
initial public
offering........         --    --   10,580,000    106    197,211         --          --           --     --        --
Costs associated
with initial
public
offering........         --    --          --     --      (1,801)        --          --           --     --        --
Deferred
compensation
expense related
to stock option
grants and
restricted stock
awards..........         --    --          --     --      73,049     (73,049)        --           --     --        --
Compensation
expense related
to stock option
grants and
restricted stock
awards..........         --    --          --     --         --       31,817         --           --     --        --
Non-cash
issuance of
restricted stock
to employees....         --    --    2,423,232     24      1,558      (1,573)        --       959,259    --        --
Repurchase of
common stock for
cash............                                              (1)          1                 (406,785)   --        --
Accretion of
mandatorily
redeemable
preferred
stock...........         --    --          --     --     (24,124)        --          --           --     --        --
                  ----------  ----  ----------   ----   --------    --------       -----     --------   ----      ----
Balance,
December 31,
1999............  14,912,778  $149  85,592,221   $856   $267,442    $(42,811)      $(191)         --    $--       $--
                  ----------  ----  ----------   ----   --------    --------       -----     --------   ----      ----
                  Accumulated
                    Deficit    Total
                  ----------- ---------
Balance,
December 31,
1997............   $  (4,875) $ (4,874)
Net Loss........     (51,155)  (51,155)
Non-cash
redemption of
equity
interests.......         --         (1)
Issuance of
preferred and
common stock for
cash, PCS
licenses and
AT&T
agreements......        (383)       96
Accretion of
mandatorily
redeemable
preferred
stock...........      (8,567)   (8,567)
Non-cash
issuance of
restricted stock
to employees....         (21)      --
Repurchase of
common stock for
cash............          (2)      --
Compensation
expense related
to restricted
stock awards....         --          1
                  ----------- ---------
Balance,
December 31,
1998............     (65,003)  (64,500)
Net Loss........    (250,996) (250,996)
Issuance of
preferred stock
and common stock
for cash and PCS
licenses........         --     21,724
Issuance of
common stock in
initial public
offering........         --    197,317
Costs associated
with initial
public
offering........         --     (1,801)
Deferred
compensation
expense related
to stock option
grants and
restricted stock
awards..........         --        --
Compensation
expense related
to stock option
grants and
restricted stock
awards..........         --     31,817
Non-cash
issuance of
restricted stock
to employees....         --          9
Repurchase of
common stock for
cash............                   --
Accretion of
mandatorily
redeemable
preferred
stock...........         --    (24,124)
                  ----------- ---------
Balance,
December 31,
1999............   $(315,999) $(90,554)
                  ----------- ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                              TELECORP PCS, INC.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)--
                                  (Continued)
                               ($ in thousands)

                     Series F and G                                                                                Accumulated
                     Preferred stock      Common stock      Additional               Common stock  Treasury stock     Other
                   ------------------- -------------------   Paid-in      Deferred   Subscriptions -------------- Comprehensive
                     Shares    Amount    Shares     Amount   Capital    Compensation  Receivable   Shares  Amount Income (Loss)
                   ---------- -------- -----------  ------  ----------  ------------ ------------- ------- ------ -------------
Balance, December
31, 1999.........  14,912,778 $    149  85,592,221  $  856  $  267,442    $(42,811)      $(191)        --   $--       $--
Comprehensive
income:                                                                                                                --
 Net loss........         --       --          --      --          --          --          --          --    --        --
 Unrealized
 holding gains,
 net.............         --       --          --      --          --          --          --          --    --        958
Issuance of
common stock for
PCS licenses.....         --       --    1,201,772      12       2,694         --          --          --    --        --
Deferred
compensation in
connection with
Viper Wireless...         --       --          --      --       15,239     (15,239)        --          --    --        --
Issuance of
common stock for
cash.............         --       --    2,245,000      22      41,847         --          --          --    --        --
Deferred
compensation
related to stock
option grants and
restricted stock
awards...........         --       --          --      --        4,455      (4,455)        --          --    --        --
Compensation
expense related
to stock option
grants and
restricted stock
awards...........         --       --          --      --          --       35,272         --          --    --        --
Reduction in
deferred
compensation
related to
forfeitures......         --       --          --      --       (2,197)      2,197         --          --    --        --
Exercise of
employee stock
options..........         --       --       67,866       1         --          --          --          --    --        --
Repurchase of
common stock for
cash.............         --       --     (180,499)     (2)     (1,101)      1,101         --      180,499   --        --
Accretion of
mandatorily
redeemable
preferred stock..         --       --          --      --      (33,996)        --          --          --    --        --
Receipt of common
stock
subscription
receivable.......         --       --          --      --          --          --          191         --    --        --
Issuance of
Series G
preferred stock
for acquisition
of Tritel........      46,374  716,550         --      --          --          --          --          --    --        --
Issuance of
common stock for
acquisition of
Tritel ..........         --       --   82,535,135     825   3,946,850      (3,627)        --          --    --        --
Conversion of
Tritel options to
TeleCorp PCS ....         --       --          --      --      164,607        (270)        --          --    --        --
Issuance of
common stock to
AT&T for
contribution.....         --       --    9,272,740      93     185,362         --          --          --    --        --
                   ---------- -------- -----------  ------  ----------    --------       -----     -------  ----      ----
Balance, December
31, 2000.........  14,959,152 $716,699 180,734,235  $1,807  $4,591,202    $(27,832)      $ --      180,499  $--       $958
                   ========== ======== ===========  ======  ==========    ========       =====     =======  ====      ====
                   Accumulated
                     Deficit     Total
                   ----------- -----------
Balance, December
31, 1999.........   $(315,999) $  (90,554)
Comprehensive
income:
 Net loss........     (55,940)    (55,940)
 Unrealized
 holding gains,
 net.............         --          958
Issuance of
common stock for
PCS licenses.....         --        2,706
Deferred
compensation in
connection with
Viper Wireless...         --          --
Issuance of
common stock for
cash.............         --       41,869
Deferred
compensation
related to stock
option grants and
restricted stock
awards...........         --          --
Compensation
expense related
to stock option
grants and
restricted stock
awards...........         --       35,272
Reduction in
deferred
compensation
related to
forfeitures......         --          --
Exercise of
employee stock
options..........         --            1
Repurchase of
common stock for
cash.............         --           (2)
Accretion of
mandatorily
redeemable
preferred stock..         --      (33,996)
Receipt of common
stock
subscription
receivable.......         --          191
Issuance of
Series G
preferred stock
for acquisition
of Tritel........         --      716,550
Issuance of
common stock for
acquisition of
Tritel ..........         --    3,944,048
Conversion of
Tritel options to
TeleCorp PCS ....         --      164,337
Issuance of
common stock to
AT&T for
contribution.....         --      185,455
                   ----------- -----------
Balance, December
31, 2000.........   $(371,939) $4,910,895
                   =========== ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TELECORP PCS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                 For the year ended December
                                                             31,
                                                 ------------------------------
                                                   1998       1999       2000
                                                 ---------  ---------  --------
Cash flows from operating activities:
 Net loss......................................  $ (51,155) $(250,996) $(55,940)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Noncash gain on disposal of New England
  assets.......................................        --         --   (330,756)
 Depreciation and amortization.................      1,584     55,110   161,813
 Noncash compensation expense related to stock
  option grants and restricted stock awards....          2     31,817    35,330
 Noncash interest expense......................      1,182     32,718    54,102
 Bad debt expense..............................        --       2,962    13,396
 Noncash general and administrative expense
  charge by affiliates.........................        197        --        --
 Changes in cash flow from operations resulting
  from changes in assets and liabilities net of
  effects of Tritel merger:
 Accounts receivable...........................        --     (23,581)   (8,853)
 Inventory.....................................       (778)   (15,024)    7,904
 Prepaid expenses and other current assets.....     (3,331)      (424)      131
 Other assets..................................     (1,184)    (1,123)   (2,971)
 Accounts payable..............................     11,586     24,808   (45,838)
 Accrued expenses..............................      9,145     17,831     6,880
 Accrued interest..............................      2,046     (3,104)   24,414
 Deferred revenue..............................        --       1,709      (789)
                                                 ---------  ---------  --------
  Net cash used in operating activities........    (30,706)  (127,297) (141,177)
                                                 ---------  ---------  --------
Cash flows from investing activities:
 Expenditures for property and equipment.......   (107,542)  (298,506) (384,819)
 Expenditures for property and equipment--Black
  Label Wireless, Inc. ........................        --         --    (27,206)
 Purchase of short-term investments............        --         --   (134,663)
 Proceeds from the sale of short-term
  investments..................................        --         --    102,778
 Capitalized interest and rent on wireless
  network......................................       (227)    (5,317)   (5,208)
 Proceeds from the sale of property and
  equipment....................................        --         --        930
 Expenditures for microwave relocation.........     (3,340)    (5,654)   (6,292)
 Purchase of PCS licenses......................    (21,000)  (114,238)  (66,771)
 Purchase of Alltel licenses and other assets..        --         --    (67,000)
 Expenditures for acquisition of licenses--
  Black Label Wireless, Inc. ..................        --         --    (36,803)
 FCC deposit...................................        --         --    (12,368)
 Partial refund of deposit on PCS licenses.....        --         --      9,607
 Purchase of intangibles--AT&T agreements......        --     (17,310)      --
 Tritel cash acquired in connection with
  merger.......................................        --         --     89,980
 Payment of Tritel acquisition costs...........        --         --    (13,330)
                                                 ---------  ---------  --------
  Net cash used in investing activities........   (132,109)  (441,025) (551,165)
                                                 ---------  ---------  --------
Cash flows from financing activities:
 Proceeds from sale of mandatorily redeemable
  preferred stock..............................     26,661     70,323       --
 Receipt of preferred stock subscription
  receivable...................................        --       9,414    37,650
 Direct issuance costs from sale of mandatorily
  redeemable preferred stock...................     (1,027)    (2,500)      --
 Proceeds from sale of common stock and series
  F preferred stock............................         38     21,724    41,869
 Proceeds from long-term debt..................    257,492    407,635   610,000
 Proceeds associated with initial public
  offering.....................................        --     197,317       --
 Direct issuance cost from the initial public
  offering.....................................        --      (1,801)      --
 Payments on long term debt....................     (2,073)   (50,451)   (1,366)
 Payments of deferred financing costs..........     (9,110)   (12,742)  (16,068)
 Proceeds from exchange transaction with AT&T
  Wireless.....................................        --         --     80,000
 Proceeds from the asset contribution with AT&T
  Wireless.....................................        --         --     20,000
 Proceeds from long-term debt--Black Label
  Wireless, Inc. ..............................        --         --     63,978
 Payment on Black Label long-term debt.........        --         --    (65,242)
                                                 ---------  ---------  --------
  Net cash provided by financing activities....    271,981    638,919   770,821
                                                 ---------  ---------  --------
Net increase in cash and cash equivalents......    109,166     70,597    78,479
Cash and cash equivalents at the beginning of
 period........................................      2,567    111,733   182,330
                                                 ---------  ---------  --------
Cash and cash equivalents at the end of
 period........................................  $ 111,733  $ 182,330  $260,809
                                                 =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TELECORP PCS, INC.

                                ($ in thousands)

                                                    For the year ended December
                                                                31,
                                                    ---------------------------
                                                      1998    1999      2000
                                                    -------- ------- ----------
Supplemental disclosure of cash flow Information:
 Cash paid for income taxes........................ $    --  $   --  $      --
 Cash paid for interest............................    9,786  24,342     35,015
Supplemental disclosure of non-cash investing and
 financing activities:
 Network under development and microwave relocation
  costs included in accounts payable and accrued
  expenses.........................................   98,092  32,424    156,369
 Issuance of mandatorily redeemable preferred stock
  and preferred stock in exchange for PCS licenses
  and AT&T agreements..............................  100,900   2,674        --
 Issuance of mandatorily redeemable preferred stock
  and common stock in exchange for stock
  subscriptions receivable.........................   76,000  27,191        --
 U.S. Government financing of PCS licenses.........      --   11,551     56,434
 Discount on U.S. Government financing.............      --    1,631      2,298
 Conversion of notes payable to stockholders into
  preferred stock..................................   25,300     --         --
 Accretion of preferred stock dividends............    8,567  24,124     33,996
 Capitalized interest..............................    2,055   5,409      4,412
 Long-term debt assumed from Tritel for stock......      --      --     571,116
 PCS licenses acquired from Tritel for stock.......      --      --   2,939,567
 Intangible assets acquired from Tritel for stock..      --      --     482,800
 Non-cash acquisition of PCS licenses and operating
  agreements in connection with the Contribution
  and Exchange agreements.......................... $    --  $   --  $  564,658




  The accompanying notes are an integral part of these consolidated financial statements.

                               TELECORP PCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ($ in thousands, except for per share data)

1. Organization and Business

   TeleCorp Holding Corp., Inc. (TeleCorp Holding) was incorporated in the State of Delaware on July 29, 1996 (date of inception). TeleCorp Holding was formed to participate in the Federal Communications Commission's (FCC) Auction of F-Block Personal Communications Services licenses in April 1997. TeleCorp Holding successfully obtained licenses in the New Orleans, Memphis, Beaumont, Little Rock, Houston, Tampa, Melbourne and Orlando Basic Trading Areas (BTAs). TeleCorp Holding qualified as a Designated Entity and Very Small Business under
Part 24 of the rules of the FCC applicable to broadband PCS.

   TeleCorp PCS, Inc. was incorporated in the State of Delaware on November 14, 1997 by the controlling stockholders of TeleCorp Holding. Upon completion of the 1998 AT&T transaction, TeleCorp Holding became a wholly-owned subsidiary of TeleCorp PCS, Inc.

   In anticipation of the acquisition of Tritel, Inc. (Tritel) by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc. On November 13, 2000, each of TeleCorp PCS, Inc. and Tritel merged with newly-formed wholly-owned subsidiaries of Holding Company. At that time Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the newly-formed wholly-owned subsidiary, was merged with and renamed TeleCorp Wireless, Inc. (Telecorp Wireless). In accordance with the terms of the merger agreement, all of the capital stock of TeleCorp Wireless and Tritel was converted into capital stock of TeleCorp PCS. As a result of the merger, TeleCorp PCS is controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan and TeleCorp Wireless and Tritel are both wholly-owned subsidiaries of Telecorp PCS. TeleCorp PCS is hereafter referred to as TeleCorp or the Company.

   The Company through its operating subsidiaries, is the largest AT&T Wireless PCS, LLC (AT&T Wireless) affiliate in the United States providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 36.7 million people. As of December 31, 2000, the Company had launched service in 72 markets, covering approximately 27.5 million people, and representing approximately 75% of the population where the Company holds licenses in the United States and Puerto Rico. As of December 31, 2000 TeleCorp Wireless and Tritel collectively served more than 660,000 customers. Markets in which the Company provides coverage encompass a contiguous territory (other than Puerto Rico) including sixteen of the 100 largest metropolitan areas in the United States and Puerto Rico.

   Under the terms of the strategic alliance with AT&T Wireless and certain of its affiliates (collectively AT&T), the Company is AT&T's exclusive provider of wireless mobility services in its licenses markets, using equal emphasis co-branding with AT&T subject to AT&T's right to resell services on the Company's network. The Company has the right to use the AT&T brand name and logo, giving equal emphasis to each in its covered markets. The Company is AT&T's preferred roaming partner for digital customers in the Company's markets. Additionally, the Company's relationship with AT&T Wireless and A&T Wireless's roaming partners provides coast-to-coast coverage to its customers.

2. Summary of Significant Accounting Policies

 Basis of Presentation

   TeleCorp Holding was formed to explore various business opportunities in the wireless telecommunications industry. TeleCorp was formed to continue the activity of TeleCorp Holding through its strategic alliance with AT&T. The financial statements as of and for the year ended December 31, 1998 and for

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

all periods thereafter, include the historical financial information of TeleCorp Holding and the Company. TeleCorp Holding and TeleCorp were considered companies under common control due to common ownership prior to finalization of the AT&T transaction, certain financing relationships and the similar nature of business activities.

   In addition, on July 14, 2000, Black Label Wireless, Inc. (Black Label), a company wholly-owned by Messrs. Sullivan and Vento, entered into a credit agreement with Lucent, under which Lucent agreed to lend Black label up to $175,000. Black Label used the proceeds of loans under the credit agreement to develop wireless networks related to the licenses acquired by the Company in the contribution and exchange agreements. Upon consummation of the merger with Tritel, Black Label transferred its assets to the Company and the Company in turn, assumed and repaid Black Label's indebtedness to Lucent. Black Label and Lucent agreed to reduce Lucent's commitment to Black Label to $100,000. No amounts are currently outstanding under that agreement.

 Risks and Uncertainties

   The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities for at least the next several years while it constructs its network and develops its customer base. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. These factors include: (1) the cost of constructing its network, (2) changes in technology, (3) changes in governmental regulations, (4) the level of demand for wireless communications services, (5) the product offerings, pricing strategies and other competitive factors of the Company's competitors and (6) general economic conditions. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability which would materially adversely affect its business, operations and financial results as well as its ability to make payments on its debt obligations.

 Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include, among others, Tritel and TeleCorp Wireless. All intercompany accounts and transactions have been eliminated in consolidation.

 Fair Value of Financial Instruments

   The Company believes that the carrying amount of its financial instruments approximates fair value.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company sells products and services to various customers throughout many regions in the United States and Puerto Rico. The Company routinely assesses the strength of its customers and maintains allowances for anticipated losses.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   For the years ended December 31, 1998, 1999 and 2000, no one customer accounted for 10% or more of total revenues or accounts receivable.

 Cash Equivalents

   The Company considers all highly liquid instruments with a maturity from purchase date of three months or less to be cash equivalents. Cash equivalents consist of overnight sweep accounts and U.S. Treasury obligations.

 Short-term Investments

   Short-term investments consist of high-grade commercial paper with original maturities greater than three months but less than one year. Management determines the appropriate classification of its investments at the time of purchase. Investments for which the Company does not have the intent or ability to hold to maturity are classified as available- for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in the stockholders' equity. Cost of securities sold is determined on a specific identification basis.

 Inventory

   Inventory, consisting of handsets and accessories, is valued at the lower of average cost or market and is recorded net of an allowance for obsolescence, if required.

 Property and Equipment and Network Under Development

   Property and equipment are recorded at cost and depreciation is computed using the straight-line method over the following estimated useful lives:

   Computer equipment..................... 3 to 5 years
   Network under development and wireless
    network............................... 3 to 15 years
   Internal use software.................. 3 years
   Furniture, fixtures and office
    equipment............................. 5 years
   Leasehold improvements................. Lesser of useful life or lease term

   Expenditures for repairs and maintenance are charged to operations when incurred. Gains and losses from disposals, if any, are included in the statements of operations. Network under development includes all costs related to engineering, cell site acquisition, site development, interest expense and other development costs being incurred to ready the Company's wireless network for use.

   Internal and external costs incurred to develop the Company's billing, financial systems and other internal applications during the application development stage are capitalized as internal use software. All costs incurred prior to the application development stage are expensed as incurred. Training costs and all post implementation internal and external costs are expensed as incurred.

 PCS Licenses and Microwave Relocation Costs

   PCS licenses include costs incurred, including capitalized interest related to the U.S. Government financing, to acquire FCC licenses. Interest capitalization on the U.S. Government financing began when the activities necessary to get the Company's network ready for its intended use were initiated and concluded when the wireless networks were ready for intended use. The PCS licenses are issued conditionally for ten years.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

Historically, the FCC has granted license renewals providing the licensees have complied with applicable rules, policies and the Communications Act of 1934, as amended. The Company believes it has complied with and intends to continue to comply with these rules and policies.

   As a condition of each PCS license, the FCC requires each license-holder to relocate existing microwave users (Incumbents) within the awarded spectrum to microwave frequencies of equal capacity. Microwave relocation costs include the actual and estimated costs incurred to relocate the Incumbent's microwave links affecting the Company's licensed frequencies.

   The Company begins amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest when PCS service commences within the related Basic Trading Area or BTA. Amortization is calculated using the straight-line method over 40 years.

 Goodwill

   The Company recognizes goodwill as the excess in purchase price as compared to fair value of assets received in a business purchase combination. Goodwill is amortized on a straight line basis over twenty years.

 Intangible Assets--AT&T Agreements and Other

   The AT&T Agreements consist of the fair value of various agreements with AT&T exchanged for preferred and common stock. The AT&T Agreements are amortized on a straight-line basis over the related contractual terms, which range from three to twenty years.

   Other intangible assets consist of a subscriber list obtained in the acquisition of Tritel. The subscriber list is being amortized on a straight-line basis over the expected customer life of four years.

 Long-Lived Assets

   The Company periodically evaluates the recoverability of the carrying value of its long-lived assets. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. An impairment loss is recognized when the carrying amount of the assets exceeds the fair value of the assets. The fair value of the asset is determined based on quoted market prices in an active market, if available, the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option pricing models, matrix pricing, appraisals and fundamental analysis. No such impairment losses have been recognized to date.

 Interest Capitalization

   The Company capitalizes interest expense related to the construction or purchase of certain assets including its Federal Communications Commission licenses which constitute activities preliminary to the commencement of the planned principal operations. Interest capitalized in the years ended December 31, 1998, 1999, and 2000 was $2,055, $5,409 and $4,412, respectively.

 Deferred Financing Costs

   Deferred finance costs are capitalized and amortized as a component of interest expense over the term of the related debt.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


 Restricted Cash

   The Company includes restricted cash related to acquisition holdback liabilities and the Tritel senior credit facility as a component of other assets. The total of restricted cash for the years ended December 31, 1999 and 2000 was $0 and $7,704, respectively.

 Revenue Recognition

   The Company earns revenue by providing wireless mobility services to both its subscribers and subscribers of other wireless carriers traveling in the Company's service area, as well as sale of equipment and accessories. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, prices are fixed and determinable and collection is reasonably assured.

   Wireless mobility services revenue consists of monthly recurring and non-recurring charges for activation, local, long distance, roaming and airtime used in excess of pre-subscribed usage. Generally, access fees, airtime roaming and long distance charges are billed monthly and are recognized when service is provided. Prepaid service revenue is collected in advance, recorded as deferred revenue, and recognized as service is provided. Activation fees are deferred and recognized over the expected customer life which approximates four years. Direct incremental costs of activation are deferred, to the extent of the amount of deferred activation revenue, and amortized to expense over the expected customer relationship period. Any losses on activation are recognized immediately since the Company chooses not to enforce its customer contracts for the full term.

   Roaming revenue consists of the airtime and long distance charged to the subscribers of other wireless carriers for use of the Company's network while traveling in the Company's service area and is recognized when the service is provided.

   Equipment revenue, consisting of sales of handsets and accessories, is recognized upon delivery to the customer and when any related future obligations is no longer significant. Equipment revenue is a separate element since the handsets and accessories can be used on other wireless providers' networks and pricing information is readily available. The Company recognizes the cost of the equipment upon recognition of the equipment revenue. The cost of the handset is, and is expected to remain, higher than the sales price to a customer. The loss on the sale of equipment is recognized upon recognition of the revenue. The Company records as a cost of revenue an amount equal to the revenue on equipment sales. The Company records the excess costs of handsets as a selling and marketing expense.

   In December 1999, the SEC released Staff Accounting Bulletin Number 101 (SAB
101), "Revenue Recognition in Financial Statements." The bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. The adoption of SAB 101 did not have a material impact on the Company's operations, financial position or cash flows for the year ended December 31, 2000.

 Advertising Costs

   The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising expense for the years ended December 31, 1998, 1999 and 2000 was $1,533, $16,158 and $19,871, respectively.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


 Income Taxes

   The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are recognized for tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes consists of the current tax provision and the change during the period in deferred tax assets and liabilities.

 Accounting for Stock-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at grant date based on the fair value of the award and is recognized over the service period. The Company has chosen, under provisions of SFAS No. 123, to continue to account for employee stock-based compensation under Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees". The Company discloses in Note 14 to the financial statements the pro forma net loss and the pro forma basic and diluted net loss per share as if the Company had applied the method of accounting prescribed by SFAS No. 123.

   The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the strike price and the estimated fair value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period.

 Derivative Financial Instruments

   The Company uses interest rate swaps to hedge the effect of fluctuations in interest rates from its Senior Credit Facilities. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" effective on January 1, 2001. The effect of the adoption was not material.

 Net Loss Attributable to Common Equity Per Share

   The Company computes net loss attributable to common equity per share in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS No. 128 and SAB 98, basic net loss attributable to common equity per share is computed by dividing the net loss attributable to common equity for the period by the weighted average number of common equity shares outstanding during the period. The weighted average number of common shares outstanding includes the Series F Preferred Stock, which is a participating stock and has no preferential rights over Common Stock, and all classes of Common Stock. Diluted net loss attributable to common equity per share is computed by dividing the net loss attributable to common equity for the period by the weighted average number of common and

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common equity in each of the periods presented, basic and diluted net loss attributable to common equity per share are the same.

 Segment Reporting

   The Company presently operates in a single business segment as a provider of wireless mobility services in its licensed regions primarily in the South-Central, Midwestern, and Mid-Atlantic United States and Puerto Rico. The Company operates in various MTAs including New Orleans and Baton Rouge, Louisiana; Memphis, Nashville, and Knoxville, Tennessee; Little Rock, Arkansas; Milwaukee and Madison, Wisconsin; Des Moines, Iowa; Jackson, Mississippi; Birmingham and Mobile, Alabama; Louisville and Lexington, Kentucky; and
San Juan and Mayaguez, Puerto Rico.

 Reclassifications

   Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform with the presentations of the consolidated financial statements as of and for the year ended December 31, 2000.

3. Accounts Receivable

   Accounts receivable consists of the following:

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
   Accounts receivable........................................ $26,203  $67,453
   Allowance for doubtful accounts............................  (2,622)  (7,938)
                                                               -------  -------
                                                               $23,581  $59,515
                                                               =======  =======

   Bad debt expense, as a component of general and administrative expenses, for the years ended December 31, 1998, 1999 and 2000 was $0, $2,962 and $13,396,
respectively.

4. Inventory

   Inventory consists of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1999    2000
                                                                 ------- -------
   Handsets..................................................... $15,090 $40,868
   Accessories..................................................     712   1,630
                                                                 ------- -------
     Total inventory............................................ $15,802 $42,498
                                                                 ======= =======

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


5. Property and Equipment

   Property and equipment consists of the following:

                                                              December 31,
                                                           --------------------
                                                             1999       2000
                                                           --------  ----------
   Wireless network....................................... $364,491  $1,173,785
   Network under development..............................   21,758      69,567
   Computer equipment.....................................   16,888      40,099
   Internal use software..................................   21,648      34,032
   Leasehold improvements.................................   12,011      25,914
   Furniture, fixtures, office equipment and other........   10,904      26,482
                                                           --------  ----------
                                                            447,700   1,369,879
   Accumulated depreciation...............................  (47,250)   (146,626)
                                                           --------  ----------
                                                           $400,450  $1,223,253
                                                           ========  ==========

   Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $811, $46,428, and $112,255, respectively.

6. PCS Licenses and Microwave Relocation Costs

   PCS licenses, microwave relocation costs, and capitalized interest consist of the following:

                                                              December 31,
                                                           --------------------
                                                             1999       2000
                                                           --------  ----------
   PCS licenses........................................... $221,650  $3,661,797
   Microwave relocation costs.............................   47,835      52,334
   Capitalized interest...................................    1,005       1,881
                                                           --------  ----------
                                                            270,490   3,716,012
   Accumulated amortization...............................   (2,808)    (17,576)
                                                           --------  ----------
                                                           $267,682  $3,698,436
                                                           ========  ==========

   Amortization expense related to PCS licenses, its related capitalized interest, and microwave relocation costs for the years ended December 31, 1998, 1999 and 2000 was $0, $2,808 and $17,047 respectively.

7. Intangible Assets--AT&T Agreements and Other, net

   The AT&T operating agreement and other intangible assets consist of the following:

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
   Network membership license agreement...................... $14,388  $329,037
   AT&T exclusively..........................................  21,880   241,250
   Intercarrier roamer services agreement....................   4,000   158,401
   Long distance agreement...................................   4,100     3,553
   Tritel subscriber list....................................     --     73,600
                                                              -------  --------
                                                               44,368   805,841
   Accumulated amortization..................................  (6,460)  (22,656)
                                                              -------  --------
                                                              $37,908  $783,185
                                                              =======  ========

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   Amortization expense related to the intangible assets for the years ended December 31, 1998, 1999 and 2000 was $773, $5,874 and $16,039, respectively.

8. Accrued Expenses and Other

   Accrued expenses consist of the following:

                                                                 December 31,
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
   Property and equipment..................................... $32,725 $ 78,723
   Sales and property taxes...................................  13,732   38,839
   Payroll and related liabilities............................   8,024   31,738
   Accrued operational expenses...............................   3,020   47,935
   Acquisition related liabilities............................     --    22,650
   Other liabilities..........................................   1,017   25,315
                                                               ------- --------
                                                                58,518  245,200
   Less: non-current portion..................................   6,541   31,025
                                                               ------- --------
                                                               $51,977 $214,175
                                                               ======= ========

9. Long-term Debt

   Long-term debt consists of the following:

                                                              December 31,
                                                           -------------------
                                                             1999      2000
                                                           -------- ----------
   Tritel senior credit facility.......................... $    --  $  350,183
   TeleCorp Wireless senior credit facility...............  225,000    325,000
   TeleCorp Wireless 10 5/8% senior subordinated notes....      --     450,000
   TeleCorp Wireless 11 5/8% senior subordinated discount
    notes.................................................  354,291    396,572
   Tritel 12 3/4% senior subordinated discount notes......      --     229,936
   U.S. Government financing..............................   17,776    126,409
   Vendor financing.......................................   43,504     47,443
                                                           -------- ----------
                                                            640,571  1,925,543
   Less: current portion..................................    1,361     63,743
                                                           -------- ----------
                                                           $639,210 $1,861,800
                                                           ======== ==========

 Tritel Senior Credit Facility

   During 1999, Tritel entered into a loan agreement (the Tritel Senior Credit Facility), which has subsequently been amended, and which provides for (i) a $100,000 senior secured term loan (the Term Loan A), (ii) a $200,000 senior secured term loan (the Term Loan B) and (iii) a $250,000 senior secured reducing revolving credit facility (the Revolver). Tritel PCS Inc., Toronto Dominion (Texas), Inc., as Administrative Agent, and certain banks and other financial institutions are parties thereto.

   The commitment to make loans under the Revolver automatically and permanently reduces, quarterly beginning on December 31, 2002. The quarterly reductions in the commitment are $6,250 on December 31, 2002, $7,422 for each quarter in 2003, $11,328 for each quarter in 2004, $13,281 for each quarter in 2005, $16,016 for each quarter in 2006, and $25,781 for the first two quarters of 2007.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   Interest on the Revolver, Term Loan A and Term Loan B accrues, at Tritel's option, either at a eurodollar rate plus an applicable margin or the higher of the Toronto Dominion, New York Branch's prime rate and the Federal Funds Rate (as defined in the Tritel Senior Credit Facility) plus 0.5%, plus an applicable margin. The borrowings outstanding at December 31, 1999 and 2000 carried a 10.62% and a 10.85% average interest rate as of that date. The Revolver requires an annual commitment fee ranging from 0.50% to 1.75% of the unused portion of the Tritel Senior Credit Facility.

   Tritel Senior Credit Facility also required Tritel to purchase an interest rate hedging contract covering an amount equal to at least 50% of the total amount of the outstanding indebtedness of Tritel (other than indebtedness which bears interest at a fixed rate). In May 1999, Tritel entered into such interest rate hedging contracts which are further described in Note 9.

   The Term Loans are required to be prepaid and commitments under the Revolving Bank Facility reduced in an aggregate amount equal to 50% of excess cash flow of each fiscal year commencing with the fiscal year ending December 31, 2001; 100% of the net proceeds of asset sales, in excess of a yearly threshold, outside the ordinary course of business or unused insurance proceeds; and 50% of the net cash proceeds of issuances of equity by Tritel PCS or its subsidiaries.

   All obligations of Tritel under the facilities are unconditionally and irrevocably guaranteed by Tritel and all subsidiaries of Tritel PCS. The bank facilities and guarantees, and any related hedging contracts provided by the lenders under the Tritel Senior Credit Facility, are secured by substantially all of the assets of Tritel PCS and certain subsidiaries of Tritel PCS, including a first priority pledge of all of the capital stock held by Tritel or any of its subsidiaries, but excluding the Tritel's PCS licenses. The PCS licenses will be held by one or more single purpose subsidiaries of Tritel and, in the future if Tritel is permitted to pledge its PCS licenses, they will be pledged to secure the obligations of Tritel under the Tritel Senior Credit Facility.

   The Tritel Senior Credit Facility contains covenants customary for similar facilities and transactions, including covenants relating to the amounts of indebtedness that Tritel may incur, limitations on dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments and various financial maintenance covenants. The Tritel Senior Credit Facility also contains covenants relating to the population covered by Tritel's network and number of customers, as well as customary representations, warranties, indemnities, conditions precedent to borrowing, and events of default.

   Loans under the Tritel Senior Credit Facility are available to fund capital expenditures related to the construction of Tritel's PCS network, the acquisition of related businesses, working capital needs of Tritel, and customer acquisition costs. All indebtedness under the Tritel Senior Credit Facility will constitute senior debt with respect to the assets and obligations of Tritel and its subsidiaries.

   The terms of the Tritel Senior Credit Facility allow Tritel to incur senior subordinated debt with gross proceeds of not more than $250,000.

   As of December 31, 1999 and 2000, Tritel had outstanding $100,000 under Term Loan A and $200,000 under Term Loan B. In addition, as of December 31, 2000, Tritel had $60,000 outstanding under the Revolver.

   As part of the acquisition of Tritel, a valuation of Tritel's Senior Credit Facility was performed in order to account for the assumption of Tritel's debt at fair value using the purchase method of accounting. The valuation of the debt was assessed by management based on the current market interest rates for similar debt and the estimated cost to obtain similar financing. As of December 31, 2000, the outstanding balance of the senior credit facility was reported at a carrying value of $350,183 net of a discount of $9,817.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


 TeleCorp Wireless Senior Credit Facility

   In July 1998, TeleCorp Wireless entered into a credit facility (the "TeleCorp Wireless Senior Credit Facility") with a group of commercial lenders, under which TeleCorp Wireless may borrow up to $525,000, in the aggregate, consisting of (i) up to $150,000 in revolving loans (the Senior Revolving Credit Facility) with a maturity date of January 2007, (ii) a $150,000 term loan (the Tranche A Term Loan) with a maturity date of January 2007, and (iii) a $225,000 term loan (the Tranche B Term Loan) with a maturity date of January 2008. In October 1999, TeleCorp Wireless entered into amendments to increase the amount of credit available to $560,000. A total of $100,000 of indebtedness from the Tranche A Term Loan was outstanding at December 31, 2000. No amounts were drawn under the Tranche A Term Loan during 1999. A total of $225,000 of indebtedness from the Tranche B Term Loan was outstanding as of December 31, 1999 and 2000. The Senior Credit Facility also provides for an uncommitted $40,000 senior term loan (the Expansion Facility) with a maturity date of January 2008.

   Beginning in September 2002, principal repayments will be made in 18 quarterly installments for the Tranche A Term Loan and 22 quarterly installments for the Tranche B Term Loan. Quarterly principal repayments for the Tranche A Term Loan are as follows: first six, $3,750; next four, $9,375; last eight, $11,250. Quarterly principal repayments for the Tranche B Term Loan are as follows: first 18, $562, last four, $53,721. Interest payments on the senior credit facility are made quarterly. The TeleCorp Wireless Senior Credit Facility contains a prepayment provision whereby certain amounts borrowed must be repaid upon the occurrence of certain specified events.

   The commitment to make loans under the Tranche A Term loan will terminate in July 2001, or earlier if elected by TeleCorp Wireless. Beginning in April 2005, the commitment to make loans under the Senior Revolving Credit Facility will be permanently reduced on a quarterly basis through April 2007 as follows: first four reductions, $12,500; last four reductions $25,000. The unpaid principal on the Senior Revolving Credit Facility is due January 2007. In July 2000, if the undrawn portion of the Tranche A Term Loan exceeds $50,000 the amount of the Tranche A Term Loan will be automatically reduced by such excess.

   The interest rate applicable to the TeleCorp Wireless Senior Credit Facility is based on, at TeleCorp Wireless' option, (i) LIBOR (Eurodollar Loans) plus the Applicable Margin, as defined, or (ii) the higher of the administrative agent's prime rate or the Federal Funds Effective Rate (ABR Loans), plus the Applicable Margin, as defined. The Applicable Margin for Eurodollar Loans will range from 125 to 325 basis points based upon certain events by the TeleCorp Wireless, as specified. The Applicable Margin for ABR Loans will range from 25 to 225 basis points based upon certain events by TeleCorp Wireless, as specified. At December 31, 1999, the interest rate applicable to the Tranche B Term Loan was 9.12%.At December 31, 2000, the interest rates applicable to the Tranche A and Tranche B Term Loans were 9.23% and 9.54%, respectively.

   The loans from the TeleCorp Wireless Senior Credit Facility are subject to an annual commitment fee which ranges from 0.50% to 1.25% of the available portion of the Tranche A Term Loan and the Senior Revolving Credit Facility. TeleCorp Wireless has expensed $3,817 and $2,872, for the years ended December 31, 1999 and 2000, respectively, related to these bank commitment fees. The TeleCorp Wireless Senior Credit Facility TeleCorp Wireless to purchase interest rate hedging contracts covering amounts equal to at least 50% of the total amount of the outstanding indebtedness of TeleCorp Wireless. As of December 31, 1999 and 2000, TeleCorp Wireless hedged its outstanding indebtedness of $225,000 to take advantage of favorable interest rate swaps. The six outstanding interest rate swap contracts fix LIBOR at annual interest rates from 5.20% to 5.26%. The contracts mature in September of 2003.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   Initially, borrowings under the TeleCorp Wireless Senior Credit Facility are subject to a maximum Senior Debt to Total Capital ratio, as defined, of 50%. This ratio has been increased to 55% because certain specified operating benchmarks have been achieved. In addition, TeleCorp Wireless must comply with certain financial and operating covenants. The financial covenants include various debt to equity, debt to EBITDA, interest coverage, and fixed charge coverage ratios, as defined in the TeleCorp Wireless Senior Credit Facility. The operating covenants include minimum subscribers, minimum aggregate service revenue, minimum coverage of population and maximum capital expenditure thresholds. As of December 31, 1999 and 2000, TeleCorp Wireless was in compliance with these covenants.

   TeleCorp Wireless may utilize the Expansion Facility as long as TeleCorp Wireless is not in default of the Senior Credit Facility and is in compliance with each of the financial covenants. However, none of the lenders are required to participate in the Expansion Facility.

   The Senior Credit Facility is collateralized by substantially all of the assets of TeleCorp Wireless. In addition, the Senior Credit Facility has been guaranteed by the TeleCorp Wireless' subsidiaries and shall be guaranteed by subsequently acquired or organized domestic subsidiaries of TeleCorp Wireless.

 TeleCorp Wireless 10 5/8% Senior Subordinated Notes due 2010

   On July 14, 2000, TeleCorp Wireless completed the issuance and sale of 10 5/8% Senior Subordinated Notes (the "TeleCorp Wireless Subordinated Notes") with an aggregate principal amount of $450,000. The Notes mature July 15, 2010 and payment of interest semi-annually begins on January 15, 2001. Offering expenses consisting of underwriting, printing, legal and accounting fees totaled approximately $13,000, and have been recorded as deferred finance costs that will and will be amortized over the life of the Notes.

   The TeleCorp Wireless Subordinated Notes are subject to optional redemption, allowing the TeleCorp Wireless on or after July 15, 2005, to redeem some or all of the Notes together with accrued and unpaid interest at redemption prices. TeleCorp Wireless also has the option until July 15, 2003, to redeem up to 35% of the original aggregate principal amount of these Notes with the net proceeds of certain types of qualified equity offerings at a redemption price equal to 110.625% of the principal amount as long as at least 65% of the original aggregate principal amount of these Notes remains outstanding immediately after redemption. If TeleCorp Wireless experiences a change of control at any time on or prior to July 15, 2005, the TeleCorp Wireless has the option to redeem all of the Notes at par plus a premium. If TeleCorp Wireless has not previously redeemed the Notes and if the TeleCorp Wireless experiences a change in control after July 15, 2005, the note holders may require the TeleCorp Wireless to make an offer to repurchase all of the Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

   TeleCorp Wireless is required to comply with certain financial covenants outlined in the indenture agreement. The TeleCorp Wireless Subordinated Notes are not collateralized. The Notes are subordinate to all of the TeleCorp Wireless' existing and future senior debt, rank equally with all of its existing senior subordinated debt and rank senior to all existing and future subordinated debt of TeleCorp Wireless. The TeleCorp Wireless Subordinated Notes are guaranteed by TeleCorp Wireless' wholly-owned subsidiary, TeleCorp Communications, Inc.

 TeleCorp Wireless 11 5/8% Senior Subordinated Discount Notes due 2009

   On April 23, 1999, the TeleCorp Wireless completed the issuance and sale of its 11 5/8% Senior Subordinated Discount Notes (the "TeleCorp Wireless Discount Notes") with an aggregate principal amount at maturity of $575,000. The total gross proceeds from the sale of the Notes were $327,635. Offering expenses

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

consisting of underwriting, printing, legal and accounting fees totaled $10,999. The TeleCorp Wireless Discount Notes mature April 15, 2009, unless previously redeemed by TeleCorp Wireless. As interest accrues, it will be added to the principal as an increase to interest expense and the carrying value of the notes until April 15, 2004. TeleCorp Wireless will begin paying interest semi-annually beginning October 15, 2004. The TeleCorp Wireless Discount Notes are not collateralized. The Notes are subordinate to all of TeleCorp Wireless existing and future senior debt and ranks equally with all of its other senior subordinated debt, and ranks senior to all of TeleCorp Wireless' existing and future subordinated debt. The TeleCorp Wireless Discount Notes are guaranteed by TeleCorp Wireless' wholly-owned subsidiary, TeleCorp Communications, Inc. As of December 31, 2000 accrued interest added to the principal was $68,937.

 Tritel 12 3/4% Senior Subordinated Discount Notes due 2009

   On May 11, 1999, Tritel, issued unsecured senior subordinated discount notes (the "Tritel Discount Notes") with a principal amount at maturity of $372,000. The Notes were issued at a discount for proceeds of $200,209. No interest will be paid on the Notes prior to May 15, 2004. Thereafter, Tritel will be required to pay interest semiannually at 12 3/4% per annum beginning on November 15, 2004 until maturity of the Notes on May 15, 2009.

   The Notes are fully unconditionally guaranteed on a joint and several basis by the Tritel's wholly-owned subsidiaries, Tritel PCS, Inc., Tritel Communications, Inc. and Tritel Finance, Inc. The notes are subordinated in right of payment to amounts outstanding under the Tritel's Senior Credit Facility and to any future subordinated indebtedness of Tritel or the guarantors.

   The indenture governing the Notes limit, among other things, the Tritel's ability to incur additional indebtedness, pay dividends, sell or exchange assets, repurchase its stock, or make certain investments.

   As part of the acquisition of Tritel, a valuation of Tritel's Discount Notes was performed in order to account for the assumption of Tritel's debt at fair value using the purchase method of accounting. The valuation of the debt was assessed by management based on the market value of the registered debt as of November 13, 2000, the consummation date, and the estimated cost to obtain similar financing. Based on the valuation performed, the fair market value of Tritel's Discount Notes as of the consummation date was $225,870. As of December 31, 2000, accrued interest added to the principal was $4,066 since the assumption of the debt.

 U.S. Government financing

   As of December 31, 1999 and 2000, the Company owed the U.S. Government $20,247 and $133,065, less a discount of $2,471 and $6,656, respectively, for the acquisition of PCS licenses.

   In April 2000, the Company acquired PCS licenses in the Lake Charles, Louisiana basic trading area from Gulf Telecom, LLC (Gulf Telecom). As part of the consideration for the PCS licenses, the Company assumed $2,433, less a discount of $401, in FCC debt related to the licenses. The terms of the notes include an interest rate of 7.0%, quarterly interest payments which commenced in July 2000 and continue through October 2002, followed by interest and principal payments for the remaining four years. The notes were discounted using management's estimate of the Company's incremental borrowing rate at the time of issuance of 11.8%.

   As part of Contribution and Exchange Agreement with AT&T Wireless (Note 10), the Company acquired PCS licenses in the Milwaukee, Wisconsin basic trading area from Indus, Inc. As part of this transaction, the Company assumed additional U.S. Government financing with the FCC of $54,001, less a discount of $1,897. The terms of the notes include quarterly interest payments which commence in January 2001 and continue

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

through October 2002 after which quarterly principal and interest payments are due until September 2006. The notes were discounted using management's estimate of the incremental borrowing rate at the time of issuance of 8.0%.

   In connection with the acquisition of Tritel, the Company assumed Tritel's U.S. Government financing related to PCS licenses. As of December 31, 2000, the outstanding principal balance of the debt is $57,771 less a discount of $2,433. The discount was determined based on a fair market valuation of the debt as of November 13, 2000.

 Vendor Financing

   In May 1998, TeleCorp Wireless entered into a Note Purchase Agreement (the Lucent Note Agreement) with Lucent Technologies, Inc. (Lucent) which provides for the issuance of increasing rate 8.5% Series A (the Series A Notes) and 10.0% Series B (the Series B Notes) junior subordinated notes (the Lucent Subordinated Notes) with an aggregate face value of $80,000. The aggregate face value of the Lucent Subordinated Notes shall decrease dollar for dollar, upon the occurrence of certain events as defined in the Lucent Note Agreement. The proceeds of the Notes are to be used to develop the TeleCorp Wireless' network in certain designated areas. As of December 31, 1999 and 2000, TeleCorp Wireless had $43,504 and $47,443, respectively outstanding under the Series A Notes. During the year ended December 31, 1999, TeleCorp Wireless borrowed and repaid $40,000 on the Lucent Series B Notes plus $228 of accrued interest. Interest expense for the years ended December 31, 1999 and 2000 was $3,044 and $3,939, respectively.

   The Series A and Series B Notes will not amortize and will have a maturity date six months after the final maturity of TeleCorp Wireless' high yield debt offering, but in no event later than May 1, 2012. The Series A Notes will have a mandatory redemption at par plus accrued interest from the proceeds of a subsequent equity offering to the extent the net proceeds exceed an amount identified in the Lucent Note Agreement. The interest rate on each note will increase by 1.5% per annum on January 1, 2001. However, the interest rate applicable to the Lucent Subordinated Notes shall not exceed 12.125%. Interest payable on the Series A Notes and the Series B Notes on or prior to May 11, 2004 shall be payable in additional Series A and Series B Notes. Thereafter, interest shall be paid in arrears in cash on each six month and yearly anniversary of the Series A and Series B closing date or, if cash interest payments are prohibited under the Senior Credit Facility and/or the Senior Subordinated Discount Notes, in additional Series A and Series B Notes. As of December 31, 1999 and 2000, interest accrued under the Series A Notes of $3,504 and $7,443, respectively has been included in long-term debt.

   TeleCorp Wireless may redeem the Subordinated Notes held by Lucent or any of its affiliates at any time. The Series A Notes that are not held by Lucent or any of its affiliates may be redeemed by TeleCorp Wireless prior to May 2002 and after May 2007. The Series B Notes that are not held by Lucent or any of its affiliates may be redeemed by TeleCorp Wireless prior to May 2000 and after May 2005. Any redemption after May 2007, in the case of the Series A Notes, and May 2005, in the case of the Series B Notes, shall be subject to an interest rate premium, as specified. None of the notes under the Lucent Note Agreement as of December 31, 2000 were held by Lucent. TeleCorp Wireless must comply with certain operating covenants. As of December 31, 1999 and 2000, TeleCorp Wireless was in compliance with these operating covenants. The amount outstanding under these series A notes is subject to mandatory prepayment in an amount equal to not less than 50% of the excess over $198.0 million in net proceeds TeleCorp Wireless receives from an equity offering other than the issuance of capital stock used concurrently to acquire assets or stock of a related business. This $198.0 million threshold has been met so all additional proceeds of equity offerings (unless used concurrently to acquire stock or assets of a related business) must be used for prepayment of the Series A notes.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

   In October 1999, TeleCorp Wireless entered into an amended and restated note purchase agreement with Lucent for the issuance of up to $12,500 of new series A notes and up to $12,500 of new series B notes under a vendor expansion facility in connection with prior acquisitions of licenses in certain markets. The terms of these notes issued under these facilities are identical to the original Lucent series A and series B notes.

   In addition, pursuant to the amended and restated note purchase agreement, Lucent has agreed to make available up to an additional $50,000 of new vendor financing not to exceed an amount equal to 30% of the value of equipment, software and services provided by Lucent in connection with any additional markets TeleCorp Wireless acquires. This $50,000 of availability is subject to a reduction up to $20,000 on a dollar for dollar basis of any additional amounts Lucent otherwise lends to TeleCorp Wireless for such purposes under the TeleCorp Wireless' senior credit facilities. Any notes purchased under this facility would be divided equally between Lucent series A and series B notes. The terms of Lucent series A and series B notes issued under these expansion facilities would be identical to the terms of the original Lucent series A and series B notes as amended, including a maturity date of October 23, 2009.

   In addition, any Lucent series B notes issued under the vendor expansion facility will mature and will be subject to mandatory prepayment on a dollar for dollar basis out of the net proceeds of any future public or private offering or sale of debt securities, exclusive of any private placement of notes issued to finance any additional markets and borrowings under the senior credit facilities or any replacement facility.

 Lucent Senior Subordinated Notes

   On July 14, 2000, the Company entered into a commitment letter with Lucent. Under the terms of the commitment letter, Lucent agreed that following the merger of TeleCorp Wireless and Tritel with subsidiaries of the Company, Lucent will purchase from the Company, should the Company issue, senior subordinated discount notes (the Lucent Notes) with gross proceeds up to $350,000. The gross proceeds borrowed on the Lucent Notes plus any amount outstanding under the Black Label Wireless, Inc. Credit agreement (see below) cannot at any time exceed $350,000. If issued, the Lucent Notes will mature 10 years from the date of issuance, unless previously redeemed by the Company. As interest accrues, it will be added to the principal as an increase to interest expense and to the carrying value of the notes for five years from the date of issuance. After five years, interest on the Lucent Notes will become payable semi-annually. The Lucent Notes will not be collateralized. The Lucent Notes would be senior subordinated unsecured obligations of the Company ranking equivalent in right of payment to all of the Company's future senior subordinated debt. The Lucent Notes would be subordinate in right of payment to any future senior debt incurred by the Company or any of its guarantor subsidiaries. As of December 31, 2000, there were no amounts outstanding under this indebtedness.

 Black Label Wireless, Inc. Credit Agreement

   On July 14, 2000, Black Label Wireless, Inc. (Black Label), a company wholly-owned by Messrs. Sullivan and Vento, entered into a credit agreement with Lucent, under which Lucent agreed to lend Black Label up to $175,000. Black Label used the proceeds of loans under the credit agreement to develop network related to the licenses acquired by TeleCorp Wireless in the contribution and exchange agreements.

   The obligations under the Black Label credit agreement must be repaid by July 14, 2001.

   Upon consummation of the merger with Tritel, Black Label transferred its assets to TeleCorp Wireless and the TeleCorp Wireless in turn, assumed Black Label's indebtedness to Lucent. Black Label and Lucent agreed to reduce Lucent's commitment to Black Label to $100,000. During the year ended
December 31, 2000, the Company drew and repaid $63,978 plus accrued interest of $1,264 under the credit agreement. As of December 31, 2000, no amounts were outstanding under the Black Label credit agreement.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


 Deferred financing costs

   In connection with entering into the senior credit facilities and the senior subordinated discount notes, and senior subordinated notes the Company incurred certain debt issuance costs. The Company capitalized debt issuance costs of $12,742 and $16,068, during the years ended December 31, 1999 and 2000, respectively. The financing costs are being amortized using the straight-line method over the term of the related debt. For the years ended December 31, 1998, 1999 and 2000, the Company recorded interest expense related to the amortization of the deferred financing costs of $525, $1,750 and $2,750, respectively.

 Future minimum principal payments

   As of December 31, 2000, minimum required annual principal repayment (undiscounted) under all of the Company's outstanding debt obligations were as follows:

   For the year ending December 31,
     2001........................................................... $   63,743
     2002...........................................................     14,602
     2003...........................................................     53,226
     2004...........................................................     76,386
     2005...........................................................     86,556
     Thereafter.....................................................  1,993,271
                                                                     ----------
       Total........................................................ $2,287,784
                                                                     ==========

10. Initial AT&T Transaction

   In January 1998, TeleCorp Wireless entered into a Securities Purchase Agreement (the Securities Purchase Agreement) with AT&T Wireless PCS, Inc. and TWR Cellular, Inc. (both subsidiaries of AT&T Corporation and collectively referred to as AT&T PCS), the stockholders of TeleCorp Holding and various venture capital investment firms (the Cash Equity Investors). The Securities Purchase Agreement allows the Company to be a provider of wireless mobility services in its licensed regions utilizing the AT&T brand name.

   Upon the receipt of FCC approval in July 1998, the Company finalized the transaction contemplated in the Securities Purchase Agreement (the AT&T Transaction). As a result, the Company (i) issued preferred stock and paid AT&T $21,000 in exchange for 20 MHz PCS licenses with a fair value of $94,850 and certain operating agreements with AT&T for exclusivity, network membership, long distance and roaming with a fair value of $27,050 (ii) issued preferred and common stock for 100% of the outstanding ownership interests in TeleCorp Holding, which includes 10 MHz PCS licenses which was recorded at historical cost; and (iii) issued preferred and common stock for a cash commitment from the Cash Equity Investors of $128,000 to be paid over a three year term plus an additional $5,000 upon the closing of the Digital PCS, Inc. transaction (see
Note 10).

   The general terms of the operating agreements with AT&T are summarized below:

     AT&T Exclusivity: The Company will be AT&T's exclusive facilities-based provider of mobile wireless telecommunications services within the Company's BTAs for a ten year period. The Company determined the fair value of this agreement to be $11,870.

     Network Membership License Agreement: The Network Membership License Agreement (the License Agreement) defines that AT&T will make available to the Company use of the AT&T logo and the right to refer to itself as a "Member of the AT&T Wireless Network" to market its PCS services. Through

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

  the use of these rights, the Company expects to participate in and benefit from AT&T promotional and marketing efforts. The License Agreement has a five-year term. The Company determined the fair value of this agreement to be $8,480.

     Intercarrier Roamer Services Agreement: AT&T and the Company have entered into a twenty-year reciprocal roaming agreement providing that their customers who own tri-mode phones will roam on the other's mobile wireless systems at commercially reasonable rates to the extent commercially and technologically feasible. Thereafter, this agreement shall renew automatically on a year-to-year basis unless either the Company or AT&T terminates this agreement by written notice at least 90 days prior to the conclusion of the original or any subsequent term. After ten years, this agreement may be terminated by the Company or AT&T at any time upon 90 days prior written notice. The Company has determined the value of this roaming agreement to be $3,500.

     Long Distance Agreement: The long distance agreement provides that AT&T will be the exclusive provider for long distance services to the Company's customers within the Company's licensed regions for an initial three year period. The long distance agreement requires that the Company meet a minimum traffic volume commitment during the term of the agreement. If the Company fails to meet such volume commitments, the Company must pay to AT&T the difference between the expected fee based on the volume of the commitment and the fees based on actual volume. The Company had determined the fair value of this agreement to be $3,200.

11. Acquisition of Tritel and AT&T Contribution and Exchange

   On November 13, 2000, TeleCorp Wireless acquired Tritel through the mergers of each of TeleCorp Wireless and Tritel with two newly-formed subsidiaries of the Company. In accordance with the terms of the merger agreement, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in the Company. As a result of the merger, the former holders of the voting preference common stock of TeleCorp Wireless, Gerald T. Vento and Thomas H. Sullivan control the Company. TeleCorp Wireless and Tritel are wholly-owned subsidiaries of the Company. In connection with the merger, AT&T Wireless Services also made certain cash and other contributions to the Company in exchange for 9,272,740 shares of the Class A voting common stock of the Company issued to AT&T Wireless, thereby increasing AT&T Wireless's ownership interest in the Company from approximately 18% to 23%. This transaction was completed immediately after the merger.

   The acquisition was accounted for using the purchase method of accounting. The purchase price for Tritel has been determined based on the fair value of the shares of the Company issued to the former stockholders of Tritel, the fair value associated with the conversion of outstanding Tritel options and warrants to Company options and warrants, liabilities assumed, and the merger related costs. The total acquisition price of Tritel was $6,651,615 of which $4,773,092 related to issuance of 82,486,937 shares of Class A common stock, 10,490 shares of Class E common stock, 37,705 shares of Class F common stock, 90,668 shares of Series B preferred stock, 46,374 shares of Series G preferred stock, and 3 shares of Voting Preference common stock to the stockholders of Tritel. The fair value of the shares issued was determined based on the existing average market price for the Company's Class A common stock surrounding February 28, 2000, which was publicly traded, and, for those shares that did not have a readily available market price, through valuation by an investment banking firm. The purchase price for this transaction was allocated to assets acquired based on their estimated fair values. The excess of $2,523,208 of the purchase price over the fair value of assets acquired was recorded as goodwill and will be amortized straight-line over 20 years.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   The following table sets forth the summary of the Tritel purchase price and the allocation of purchase price along with the resulting goodwill from the acquisition:

   Fair value of consideration given:
   Fair value of 82,535,135 shares of common stock exchanged....... $3,947,674
   Fair value of 46,374 shares of preferred stock exchanged........    716,550
   Fair value of 90,668 shares of redeemable preferred stock
    exchanged......................................................    108,868
   Assumed senior credit facility..................................    290,000
   Assumed senior subordinated discount notes......................    225,870
   Assumed U.S. Government financing...............................     55,246
   Assumed current liabilities.....................................    146,228
   Assumed other long-term liabilities.............................     18,039
   Accrued costs resulting from acquisition........................     34,866
   Assumed deferred tax liability..................................    943,667
   Fair value of 3,682,777 replacement employee stock options......    164,607
                                                                    ----------
     Total fair value of consideration............................. $6,651,615
                                                                    ----------
   Fair value of assets acquired:
   Cash and cash equivalents....................................... $   89,980
   Accounts receivable.............................................     14,277
   Inventory.......................................................     17,426
   Other current assets............................................     29,209
   Property and equipment..........................................    537,774
   PCS licenses....................................................  2,939,567
   AT&T operating agreements.......................................    409,200
   Subscriber list.................................................     73,600
   Other assets....................................................     13,477
   Deferred compensation related to restricted stock awards........      3,627
   Deferred compensation related to employee stock options.........        270
                                                                    ----------
     Total fair value of assets acquired........................... $4,128,407
                                                                    ----------
   Goodwill........................................................ $2,523,208
                                                                    ==========

   The results of operations for Tritel have been included in the consolidated financial statements beginning on November 14, 2000, day after the consummation date, through the year ended December 31, 2000.

   In connection with the Company's merger with Tritel, AT&T contributed certain assets and rights to the Company. This contribution resulted in the Company acquiring various assets in exchange for the consideration issued as follows:

   The Company acquired:

  .  $20,000 cash from AT&T Wireless Services, Inc. (AT&T Wireless Services);

  .  All of the common and preferred stock of Indus, Inc. (Indus);

  . The right to acquire additional wireless properties and assets from Airadigm Communications Inc. (Airadigm); and

  . The two year extension and expansion of the AT&T network membership license agreement to cover all people in the Company's markets.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   Consideration issued:

  . 9,272,740 shares of Class A common stock of the Company to AT&T Wireless Services.

   Separately, AT&T Wireless and the Company consummated on November 13, 2000 the Asset Exchange Agreement pursuant to which the Company exchanged certain assets with AT&T Wireless, among other consideration.

   The Company received certain consideration in exchange for the assets as follows:

   The Company acquired:

  .  $80,000 in cash from AT&T Wireless;

  . AT&T Wireless's existing 10 MHz PCS licenses in the areas covering part of the Wisconsin market, in addition to adjacent licenses;

  . AT&T Wireless's existing 10 MHz PCS licenses in Fort Dodge and Waterloo, Iowa; and

  . PCS licenses from Polycell Communications, Inc. (Polycell) and ABC Wireless, LLC (ABC Wireless).

   Consideration issued:

  .  The Company's New England assets to AT&T Wireless; and

  .  Cash to Polycell and cash to ABC Wireless.

   Further, AT&T agreed to extend the term of the roaming agreement and to expand the geographic coverage of the AT&T operating agreements with the Company to include the new markets by amending the Company's existing agreements. In addition, the Company has granted AT&T Wireless a "right of first refusal" with respect to certain markets transferred by AT&T Wireless Services or AT&T Wireless, triggered in the event of a sale of the Company to a third party.

   These transactions were accounted for as an asset purchase and disposition and recorded at fair value except for the PCS licenses acquired from ABC and Polycell which were recorded at the historical costs of those companies since the licenses were acquired from companies under common control. The purchase price was determined based on cash paid, the fair value of the Class A common stock issued, the fair value of liabilities assumed and the fair value of the assets relinquished. The purchase price of $819,021 of these transactions was proportionately allocated to the long-term assets acquired based on their estimated fair values. A gain of $330,756 was recognized to reflect the difference between the fair value of the New England assets disposed and their net book value of $87,924 as of November 13, 2000.

   The following table sets forth the summary of the fair value of consideration given and fair value of assets received in accordance with the contributions from AT&T and Asset Exchange agreements:

   Fair value of consideration given:

     Cash (Indus, ABC and Polycell)................................... $ 56,146
     Fair value of common stock issued................................  185,455
     Fair value of New England assets.................................  418,680
     Assumed U.S. Government financing................................   52,105
     Other assumed liabilities........................................   42,407
     Deferred tax liability...........................................   64,228
                                                                       --------
       Total consideration............................................ $819,021
                                                                       ========

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   Fair value of assets acquired:

     Cash from AT&T Wireless.......................................... $100,000
     PCS licenses from AT&T Wireless..................................  191,707
     PCS licenses from Indus..........................................  231,599
     PCS licenses from ABC Wireless...................................    6,868
     PCS licenses from Polycell.......................................    5,232
     AT&T operating agreements........................................  283,300
     Other assets from Indus..........................................      315
                                                                       --------
       Total fair value of assets acquired............................ $819,021
                                                                       ========

 Unaudited Pro Forma Financial Data

   The following represents the unaudited pro forma results of the Company for 1999 and 2000 as if the Tritel acquisition were consummated January 1, 1999. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisitions. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at January 1, 1999 or the results that may occur in the future.

                                                              December 31,
                                                           -------------------
                                                             1999       2000
                                                           ---------  --------
     Revenue.............................................. $  82,273  $404,259
     Net loss available to common shareholders............  (764,722) (727,771)
     Basic and diluted loss per share..................... $   (4.59) $  (3.78)

12. Acquisitions

 Completed Acquisitions

   On April 20, 1999, the Company completed its acquisition of 10 MHz PCS licenses covering the Baton Rouge, Houma, Hammond and Lafayette, Louisiana BTA's from Digital PCS, LLC. The total purchase price of $6,114 was comprised of $2,335 of mandatorily redeemable preferred stock and common stock of the Company, the assumption of U.S. Government financing with the FCC of $4,102 less a discount of $609, and $286 in cash as reimbursement to Digital PCS, LLC, for interest due to the FCC incurred prior to close and legal costs. The entire purchase price has been allocated to the PCS license.

   As a result of completing the transaction with Digital PCS, LLC, the Cash Equity Investors have irrevocably committed to contribute $5,000 in exchange for mandatorily redeemable preferred stock and common stock over a two year period from the close of this transaction. As of December 31, 2000 the Company had received $3,600 of the $5,000 commitment.

   On May 24, 1999, the Company sold mandatorily redeemable preferred stock and preferred stock to AT&T for $40,000. On May 25, 1999, the Company acquired from AT&T 20 MHz PCS licenses covering the San Juan MTA, 27 constructed cell sites, a switching facility, leases for additional cell sites, the extension of the Network Membership License Agreement, Long Distance Agreement, Intercarrier Roamer Services Agreement and AT&T Exclusivity Agreement and the reimbursement of AT&T for microwave relocation costs, salary and lease payments (the Puerto Rico Transaction) incurred prior to acquisition. The total purchase price

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

of this asset acquisition was $99,694 in cash plus legal fees of $252. The purchase price has been allocated to the assets acquired, based upon their estimated fair value as follows:

     PCS licenses..................................................... $70,421
     Intangible assets--AT&T Agreements...............................  17,310
     Cell sites site acquisition, switching facility assets and other
      assets..........................................................   9,015
     Microwave relocation costs.......................................   3,200
                                                                       -------
                                                                       $99,946
                                                                       =======

   As a result of completing this transaction, the Company's available borrowings under the Lucent Note Agreement increased by $15,000 ($7,500 of Series A and $7,500 of Series B) and certain Cash Equity Investors committed $39,997 in cash in exchange for mandatorily redeemable preferred and common stock. The Cash Equity Investors cash commitment of $39,997 will be funded over a three-year period from the close of this transaction. As of December 31, 2000, the Company had received $17,999 of this cash commitment. As a part of obtaining this additional preferred and common stock financing, the Company paid $2,000 to a Cash Equity Investor upon the closing of the transaction. In addition, certain officers, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company were issued fixed and variable awards of 5,318 and 2,380,536 restricted shares of mandatorily redeemable Series E preferred stock and Class A common stock, respectively, in exchange for their interest in Puerto Rico Acquisition Corporation. Puerto Rico Acquisition Corporation was a special purpose entity wholly-owned by the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer. The fixed awards typically vest over a five-year period. The estimated fair value of these shares has been recorded as deferred compensation and is being amortized over the related vesting periods. The variable awards vested based upon the completion of the Company's initial public offering.

   On June 2, 1999 the Company completed its acquisition of 15 MHz PCS licenses covering the Alexandria, Lake Charles and Monroe, Louisiana BTAs from Wireless 2000, Inc. The total purchase price of $7,448 was comprised of $371 of mandatorily redeemable preferred stock and common stock of the Company, the assumption of U.S. Government financing with the FCC of $7,449 less a discount of $1,022 and $650 in cash as reimbursement of microwave relocation costs and reimbursement of FCC interest and legal costs. The entire purchase price has been allocated to the PCS licenses acquired.

   In February 1999, Viper Wireless, Inc. (Viper), was formed to participate in the C-Block PCS license reauction for additional spectrum in most of the Company's markets. Viper was initially capitalized for $100 and was equally-owned by the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer. AT&T and certain of the Company's other stockholders have committed an aggregate of up to approximately $32,300 in exchange for additional shares of mandatorily redeemable preferred stock, Series F preferred stock and common stock of the Company. In order to participate in the reauction, the Company with funds contributed by AT&T and certain of the Company's other initial investors for additional shares of the Company's preferred and common stock paid the FCC an initial deposit of $17,819 on behalf of Viper. Simultaneously, the Company transferred this initial deposit to Viper in exchange for an 85% ownership interest which represented a 49.9% voting interest. As of December 31, 1999 the Company had received $32,300 of these commitments.

   On April 15, 1999, the FCC announced Viper was the high bidder for 15 MHz licenses in New Orleans, Houma and Alexandria, Louisiana, San Juan, Puerto Rico and Jackson, Tennessee and 30 MHz licenses in Beaumont, Texas. The total auction price was $32,286 plus legal fees of $47. During the year ended December 31, 1999, the FCC refunded $11,361 of the initial deposit; however, during the same period the

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

Company was required to pay the FCC $11,059 as a final deposit on behalf of Viper. As of and for the year ended December 31, 1999, Viper had no financial activity other than its capitalization which includes the transfer of the initial deposit to Viper from the Company and the payment and refund of the deposit between Viper and the FCC. The Company made its final payment of $14,770 to the FCC on September 13, 1999 with respect to these licenses and received the remaining funding commitments from AT&T and the certain Cash Equity Investors on September 29, 1999. The Company received final regulatory approval of the license transfer from the FCC on September 9, 1999. The entire purchase price has been allocated to the PCS licenses acquired.

   On April 11, 2000 the Company completed its acquisition of the 15% of Viper that it did not already own from Mr. Vento and Mr. Sullivan in exchange for an aggregate of 323,372 shares of the Company's Class A common stock and 800 shares of its Series E preferred stock. In connection with the completion of the acquisition, the Company recognized compensation expense of $15,297 based on the fair value of the Class A common stock and Series E mandatorily redeemable preferred stock given to Mr. Vento and Mr. Sullivan at the closing date.

   On April 7, 2000, the Company completed its acquisition of TeleCorp LMDS, Inc. (TeleCorp LMDS) through an exchange of all of the outstanding stock of TeleCorp LMDS for 878,400 shares of the Company's Class A common stock valued at $45,896 on the closing date. TeleCorp LMDS had no operations and its only assets were local multipoint distribution service licenses. By acquiring TeleCorp LMDS, the Company gained local multipoint distribution service licenses covering 1100 MHz of airwaves in the Little Rock, Arkansas basic trading area and 150 MHz of airwaves in each of the Beaumont, Texas; New Orleans, Louisiana; San Juan and Mayaguez, Puerto Rico; and U.S. Virgin Islands basic trading areas. TeleCorp LMDS's stockholders were Mr. Vento and Mr. Sullivan and three of the Company's initial investors. As Mr. Vento and Mr. Sullivan have voting control of the Company and Telecorp LMDS, the acquisition was accounted for as an acquisition between companies under common control and recorded at historical cost. The licenses acquired have been recorded by the Company at $2,707, which represents the historical cost of TeleCorp LMDS.

   On April 27, 2000, the Company completed its acquisition of 15 MHz PCS licenses in the Lake Charles, Louisiana basic trading area from Gulf Telecom, LLC (Gulf Telecom). As consideration for the PCS licenses, the Company paid Gulf Telecom $262 in cash, assumed approximately $2,433 less a discount of $401 in Federal Communications Commission debt related to the licenses and reimbursed Gulf Telecom $471 for interest it paid to the Federal Communications Commission on the debt related to the license from June 1998 through March 2000. The entire purchase price has been allocated to the acquired licenses.

   On May 10, 2000, the Company was notified by the FCC that it was the high bidder on certain FCC licenses offered in the FCC's 39 GHz Band Auction. As consideration for these licenses, the Company paid the FCC $12,368. Each of the licenses purchased exists within areas where the Company holds licenses or where the Company received licenses in the contribution and exchange with AT&T Wireless.

   On December 29, 2000, the Company completed its purchase from ALLTEL of two 10 MHz D-Block licenses covering approximately 1.5 million people in Birmingham and Tuscaloosa, Alabama, two markets in which the Company currently holds 15 MHz C-Block licenses. The Company also acquired certain equipment and other intangible assets of ALLTEL in the Birmingham and Tuscaloosa markets. These assets were purchased for an aggregate purchase price of $67,000 which was principally funded through the Company's senior credit facilities. In addition, the Company and AT&T Wireless have entered into a put and call agreement that gives the Company the right to sell the two licenses acquired from ALLTEL to AT&T Wireless at any time during the 18 months following the closing of this transaction for $50,000. This agreement also

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

gives AT&T Wireless the right to purchase the two licenses during the same period for $50,000. However, generally, the Company can terminate AT&T Wireless's call right if it terminates its put right. In each case, the transfer of the licenses is conditioned upon receipt of the necessary regulatory approvals.

 Pending Acquisitions

   In connection with the right attained from AT&T Wireless, the Company and Telephone Data Systems Inc. (TDS) have entered into an agreement to collectively purchase the assets of Airadigm. Airadigm is a wireless provider based in Little Chute, Wisconsin and owns C-block FCC licenses in Wisconsin and Iowa. Airadigm filed for Chapter 11 bankruptcy protection in July 1999. Under the terms of the collective plan of financial reorganization approved by the U.S. Bankruptcy Court on November 1, 2000, the Company and TDS plan to provide the funding to meet Airadigm's debt obligations. The Company will receive disaggregated licenses for its consideration. The sale of Airadigm's licenses is contingent upon reinstatement of those licenses by the FCC and receipt of FCC approval for the transfer of the licenses to a designee of the Company.

13. Mandatorily Redeemable Preferred Stock and Stockholders' Equity

 TeleCorp Holding

   TeleCorp Holding's authorized capital stock consisted of 6,000 shares of no par value mandatorily redeemable Series A preferred stock, 125,000 shares of no par value Class A common stock, 175,000 shares of no par value Class B common stock and 175,000 shares of no par value Class C common stock. This capital stock was in existence during 1996, 1997, and through July 1998, the closing of the AT&T Transaction, at which time TeleCorp Holding became a wholly-owned subsidiary of the Company. Subsequent to the AT&T Transaction, the authorized and outstanding shares of TeleCorp Holding were cancelled and replaced with 1,000 authorized shares of common stock of which 100 shares were issued to the Company.

 TeleCorp

   On April 27, 2000, TeleCorp restated its Certificate of Incorporation, which was subsequently amended. The Restated Certificate of Incorporation, as amended, provides the Company with the authority to issue 1,934,463,093 shares of common stock and 20,000,000 shares of preferred stock, consisting of the following:

                          Par    Shares                        Par     Shares
    Preferred Stock      Value Authorized    Common Stock     Value  authorized
    ---------------      ----- ----------    ------------     ----- -------------
Mandatorily redeemable
 Series A............... $0.01    100,000 Class A............ $0.01 1,108,550,000
Mandatorily redeemable
 Series B............... $0.01    200,000 Class B............ $0.01   808,550,000
Mandatorily redeemable
 Series C............... $0.01    215,000 Class C tracked.... $0.01       313,000
Mandatorily redeemable
 Series D............... $0.01     50,000 Class D tracked.... $0.01     1,047,000
Mandatorily redeemable
 Series E............... $0.01     30,000 Class E tracked.... $0.01     4,000,000
Series F................ $0.01 15,450,000 Class F tracked.... $0.01    12,000,000
Series G................ $0.01    100,000 Voting Preference.. $0.01         3,093
Series H................ $0.01    200,000
Series I................ $0.01    300,000
Undesignated shares..... $0.01  3,355,000
                               ----------                           -------------
  Total.................       20,000,000 Total..............       1,934,463,093
                               ==========                           =============

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   The following schedules represent the transactions that took place with respect to TeleCorp Holding's mandatorily redeemable preferred stock and common stock for the year ended December 31, 1998.

                                                                 Series A
                                                             preferred stock
                                                             ------------------
                                                             Shares    Amount
                                                             -------  ---------
Balance, December 31, 1997..................................     367  $   4,144
Accretion of preferred stock dividends......................     --         224
Recapitalization of TeleCorp Holding........................    (367)    (4,368)
                                                              ------  ---------
Balance, December 31, 1998..................................     --   $     --
                                                              ======  =========

                            Class A         Class B        Class C
                         Common stock    Common stock    Common stock   Common stock
                         --------------  -------------- --------------- -------------
                         Shares  Amount  Shares  Amount Shares   Amount Shares Amount Total
                         ------  ------  ------  ------ -------  ------ ------ ------ -----
Balance, December 31,
 1997...................  4,834    856    1,974    --    12,527    --     --     --     856
Recapitalization of
 TeleCorp Holding....... (4,834)  (856)  (1,974)   --   (12,527)   --     100    --    (856)
Elimination of 100% of
 equity interests in
 TeleCorp Holding.......    --     --       --     --       --     --    (100)   --     --
                         ------  -----   ------  -----  -------  -----   ----  -----  -----
Balance, December 31,
 1998...................    --   $ --       --   $ --       --   $ --     --   $ --   $ --
                         ======  =====   ======  =====  =======  =====   ====  =====  =====

                              TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


 The following schedule represents the transactions that took place with respect to TeleCorp's mandatorily redeemable preferred stock, Series F and Series G preferred stock and common stock for the period July 1998 to December 31, 2000:

                             Series A        Series B         Series C         Series D        Series E
                          Preferred stock Preferred Stock Preferred stock  Preferred stock  Preferred stock
                          --------------- --------------- ---------------- ---------------- ----------------
                          Shares  Amount  Shares  Amount  Shares   Amount  Shares   Amount  Shares   Amount    Total
                          ------ -------- ------ -------- ------- -------- ------- -------- -------  -------  --------
Mandatorily redeemable
preferred stock
Balance, July 28, 1998..     --  $    --     --  $    --      --  $    --      --  $    --      --   $   --   $    --
Issuance of preferred
stock to AT&T PCS for
licenses and AT&T
Agreements..............  66,723   66,723    --       --      --       --   34,267   34,143     --       --    100,866
Issuance of preferred
stock to cash Equity
Investors, net of
issuance costs of
$1,028..................     --       --     --       --  128,000  126,848     --       --      --       --    126,848
Accretion of preferred
stock dividends.........     --     3,040    --       --      --     3,819     --       946     --       541     8,346
Noncash issuance of
restricted stock........     --       --     --       --      --       --      --       --    5,505        6         6
Repurchase of restricted
stock for cash..........     --       --     --       --      --       --      --       --     (784)      (1)       (1)
Noncash issuance of
preferred stock for
equity of Holding.......     --       --     --       --    7,348    4,334     --       --   14,156       10     4,344
                          ------ -------- ------ -------- ------- -------- ------- -------- -------  -------  --------
Balance, December 31,
1998....................  66,723   69,763    --       --  135,348  135,001  34,267   35,089  18,877      556   240,409
Issuance of preferred
stock for cash, net of
issuance costs of
$2,500..................  30,750   30,454    --       --   72,382   51,089  15,150   11,080     --       --     92,623
Issuance of preferred
stock for PCS licenses
and operating
agreements..............     --       --     --       --    2,878    2,674     --       --      --       --      2,674
Accretion of preferred
stock dividends.........     --     9,124    --       --      --    10,939     --     2,646     --     1,415    24,124
Noncash issuance of
restricted stock........     --       --     --       --      --       --      --       --    6,741      353       353
Repurchase of restricted
stock or cash...........     --       --     --       --      --       --      --       --     (577)      (1)       (1)
                          ------ -------- ------ -------- ------- -------- ------- -------- -------  -------  --------
Balance, December 31,
1999....................  97,473  109,341    --       --  210,608  199,703  49,417   48,815  25,041    2,323   360,182
Issuance of preferred
stock in exchange for
shares of Tritel,
Inc. ...................     --       --  90,668  108,868     --       --      --       --      --       --    108,868
Issuance of preferred
stock for PCS Licenses..     --       --     --       --      --       --      --       --      800       59        59
Accretion of preferred
stock dividends.........     --    11,491    --     1,396     --    15,887     --     3,561     --     1,661    33,996
                          ------ -------- ------ -------- ------- -------- ------- -------- -------  -------  --------
Balance, December 31,
2000....................  97,473 $120,832 90,668 $110,264 210,608 $215,590  49,417 $ 52,376  25,841  $ 4,043  $503,105
                          ====== ======== ====== ======== ======= ======== ======= ======== =======  =======  ========

                              TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


                                                                                                              Class E
                       Series F          Series G          Class A         Class C tracked Class D tracked tracked Common
                   Preferred stock   Preferred stock     Common stock       Common stock    Common stock       stock
                  ------------------ ---------------- -------------------  --------------- --------------- --------------
                    Shares    Amount Shares   Amount    Shares     Amount   Shares  Amount  Shares  Amount Shares  Amount
                  ----------- ------ ------- -------- -----------  ------  -------- ------ -------- ------ ------- ------
Series F and G,
Preferred and
Common stock
Balance, July
28, 1998........          --   $--       --  $    --          --   $  --        --   $--        --  $ --       --   $--
Issuance of
common stock to
Cash Equity
Investors for
cash............          --    --       --       --   37,540,390     375   110,549     1   827,487     8      --
Issuance of
preferred stock
to AT&T PCS for
licenses and
AT&T
agreements......   10,308,676   103      --       --          --      --        --    --        --    --       --    --
Exchange of 100%
of equity
interests in
Predecessor
Company for
equity in the
Company.........          --    --       --       --    7,583,463      76   173,264     2    23,942   --       --    --
Noncash issuance
of restricted
stock...........          --    --       --       --    3,095,473      31       --    --        --    --       --    --
Repurchase of
restricted stock
for cash........          --    --       --       --     (552,474)    --        --    --        --    --       --    --
                  -----------  ----  ------- -------- -----------  ------  --------  ----  -------- -----  -------  ----
Balance,
December 31,
1998............   10,308,676   103      --       --   47,666,852     482   283,813     3   851,429     8      --    --
Issuance of
common stock and
preferred stock
for cash........    4,604,102    46      --       --   22,366,242     224       --    --        --    --       --    --
Issuance of
common stock in
Initial Public
Offering........          --    --       --       --   10,580,000     106       --    --        --    --       --    --
Issuance of
common stock for
PCS licenses and
operating
agreements......          --    --       --       --      865,089       9       --    --        --    --       --    --
Noncash issuance
of restricted
stock...........          --    --       --       --    3,382,493      24       --    --        --    --       --    --
Repurchase of
restricted stock
for cash........          --    --       --       --     (406,787)    --        --    --        --  ----       --    --
                  -----------  ----  ------- -------- -----------  ------  --------  ----  -------- -----  -------  ----
Balance,
December 31,
1999............   14,912,778   149      --       --   84,453,889     845   283,813     3   851,429     8      --    --
Issuance of
common stock for
PCS licenses....          --    --       --       --    1,201,772      12       --    --        --    --       --    --
Issuance of
common stock for
cash............          --    --       --       --    2,245,000      22       --    --        --    --       --    --
Exercise of
employee stock
options.........          --    --       --       --       67,866       1       --    --        --    --       --    --
Repurchase of
restricted Stock
for cash........          --    --       --       --     (180,499)     (2)      --    --        --    --       --    --
Issuance of
preferred stock
in exchange for
shares of
Tritel, Inc.....          --    --    46,374  716,550         --      --        --    --        --    --       --    --
Issuance of
common stock in
exchange for
shares of
Tritel, Inc.....          --    --       --       --   82,486,937     825       --    --        --    --    10,490   --
Issuance of
common stock to
AT&T for
Contribution
Agreement.......          --    --       --       --    9,272,740      93       --    --        --    --       --    --
                  -----------  ----  ------- -------- -----------  ------  --------  ----  -------- -----  -------  ----
Balance,
December 31,
2000............   14,912,778  $149   46,374 $716,550 179,547,705  $1,796   283,813  $  3   851,429 $   8   10,490  $--
                  ===========  ====  ======= ======== ===========  ======  ========  ====  ======== =====  =======  ====
                     Class F        Voting
                  tracked Common  Preference
                      stock      Common stock
                  -------------- -------------
                  Shares  Amount Shares Amount  Total
                  ------- ------ ------ ------ ---------
Series F and G,
Preferred and
Common stock
Balance, July
28, 1998........      --   $--      --   $--   $    --
Issuance of
common stock to
Cash Equity
Investors for
cash............      --    --      --    --        384
Issuance of
preferred stock
to AT&T PCS for
licenses and
AT&T
agreements......      --    --      --    --        103
Exchange of 100%
of equity
interests in
Predecessor
Company for
equity in the
Company.........      --    --    3,090   --         78
Noncash issuance
of restricted
stock...........      --    --      --    --         31
Repurchase of
restricted stock
for cash........      --    --      --    --        --
                  ------- ------ ------ ------ ---------
Balance,
December 31,
1998............      --    --    3,090             596
Issuance of
common stock and
preferred stock
for cash........      --    --      --    --        270
Issuance of
common stock in
Initial Public
Offering........      --    --      --    --        106
Issuance of
common stock for
PCS licenses and
operating
agreements......      --    --      --    --          9
Noncash issuance
of restricted
stock...........      --    --      --    --         24
Repurchase of
restricted stock
for cash........      --    --      --    --        --
                  ------- ------ ------ ------ ---------
Balance,
December 31,
1999............      --    --    3,090   --   $  1,005
Issuance of
common stock for
PCS licenses....      --    --      --    --         12
Issuance of
common stock for
cash............      --    --      --    --         22
Exercise of
employee stock
options.........      --    --      --    --          1
Repurchase of
restricted Stock
for cash........      --    --      --    --         (2)
Issuance of
preferred stock
in exchange for
shares of
Tritel, Inc.....      --    --      --    --    716,550
Issuance of
common stock in
exchange for
shares of
Tritel, Inc.....   37,705   --        3   --        825
Issuance of
common stock to
AT&T for
Contribution
Agreement.......      --    --      --    --         93
                  ------- ------ ------ ------ ---------
Balance,
December 31,
2000............   37,705  $--    3,093  $--   $718,506
                  ======= ====== ====== ====== =========

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

 Stock Split

   On August 27, 1999 and on November 5, 1999, the Company filed amendments to its certificate of incorporation with the Delaware Secretary of State to effect a 100 for 1 stock split and 3.09 for 1 stock split respectively, of its outstanding and authorized Series F preferred stock and all classes of its common stock. The stock splits have been retroactively reflected in the financial statements for all periods presented. In addition, the amendment to the Company's certificate of incorporation increased the authorized number of shares of each of the Class A common stock and the Class B common stock by 15 million. In addition, the Board of Directors and the stockholders approved further amendments and restatements to the Company's certificate of incorporation becoming effective upon the closing of the Company' initial public offering, including a 300 million increase in the number of authorized shares of the Company's class A common stock.

 Initial Public Offering and Concurrent Offering

   On November 23, 1999 in an initial public offering of 10.58 million shares of Class A common stock for $20.00 per share, the Company raised proceeds of approximately $197,317, net of underwriter's discount of $3,703. Offering costs, including legal, accounting and printing costs associated with the offering totaled $1,801, and these costs were charged directly against paid-in capital.

   In a concurrent offering to AT&T Wireless, the Company issued 2,245,000 shares of Class A common stock for $18.65 per share. The Company raised proceeds of $41,869, which was received on January 18, 2000.

   The conversion features and conversion prices of the Company's issued stock are summarized below:

     Convertible Security            Convertible Into            Conversion Price
     --------------------            ----------------            ----------------
 Series A preferred stock      After July 2006, at the       The Series A conversion
                               holders' option, into Class   rate is equal to the
                               A common stock                liquidation Preference
                                                             of the Series A
                                                             preferred stock on the
                                                             conversion date Divided
                                                             by the market price of
                                                             the Class A common stock
                                                             on the Conversion date.

 Series B preferred stock      After January 2007, at the    The Series B conversion
                               holders' option, into Class   rate is equal to the
                               A common stock                liquidation Preference
                                                             of the Series B
                                                             preferred stock on the
                                                             conversion date divided
                                                             by the market price of
                                                             the Class A common stock
                                                             on the Conversion date.

 Series F preferred stock      At the holders' option, into  One share of Series F
                               Class A or Class D common     preferred stock for one
                               stock, Depending upon the     share of either
                               occurrence of certain         Class A or Class D
                               defined events                common stock.

 Series G preferred stock      At the holders' option, into  The conversion rate
                               Class A common stock plus     equals the holders' pro
                               additional Class A or Class   rata ownership of Series
                               F common stock, depending     G preferred stock
                               upon the occurrence of        outstanding multiplied
                               certain defined events.       by 14,971,876 shares of
                                                             Class A and 9,494 shares
                                                             of Class F or Class A.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

     Convertible Security            Convertible Into            Conversion Price
     --------------------            ----------------            ----------------
 Class A common stock          At the holders' option into   One share of Class B
                               Class B common stock          common stock for one
                                                             share of Class A Common
                                                             stock.

 Class C tracked common Stock  Subject to FCC constraints    One share of Class A or
                               and Board approval, at the    Class B common stock for
                               holders' option and by        one share of Class C
                               affirmative vote of at least  tracked common stock.
                               66 2/3% of Class A common
                               stock into Class A or Class
                               B common stock

 Class D tracked common Stock  Subject to FCC constraints    One share of Class A or
                               and Board approval, at the    Class B common stock for
                               holders' option and by        one share of Class D
                               affirmative vote of at least  tracked common stock.
                               66 2/3% of Class A common
                               stock into Class A or Class
                               B common stock

 Class E tracked common stock  Subject to FCC constraints    One share of Class A or
                               and Board approval, at the    Class B common stock for
                               holders' option and by        one share of Class E
                               affirmative vote of at least  tracked common stock.
                               66 2/3% of Class A common
                               stock or Class B common
                               stock.

 Class F tracked common stock  Subject to FCC constraints    One share of Class A or
                               and Board approval, at the    Class B common stock for
                               holders' option and by        one share of Class F
                               affirmative vote of at least  tracked common stock.
                               66 2/3% of Class A common
                               stock or Class B common
                               stock.

 Liquidation rights

   In the event of any liquidation, dissolution or winding up of the Company, as defined, the stockholders of the Company are entitled to liquidation preferences as follows:

     Order of Distribution         Stock Classification       Distribution Preference
     ---------------------         --------------------       -----------------------
 First                         Series A, Series B, Series    $1,000 per share plus
                               H, and Series I preferred     accrued and unpaid
                               stock                         dividends.

 Second                        Series C and Series D         Series C: actual paid-in
                               preferred stock               capital per share plus
                                                             accrued and unpaid
                                                             dividends plus interest
                                                             of 6% per annum on the
                                                             actual paid-in capital,
                                                             compounded quarterly,
                                                             less amount of dividends
                                                             declared and paid.

                                                             Series D: $1,000 per
                                                             share plus accrued and
                                                             unpaid dividends plus an
                                                             amount equal to interest
                                                             on $1,000 per share at a
                                                             rate of 6% per annum,
                                                             compounded quarterly,
                                                             less amount of dividends
                                                             declared and paid.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

     Order of Distribution         Stock Classification       Distribution Preference
     ---------------------         --------------------       -----------------------
 Third                         Series E preferred stock      Accrued and unpaid
                                                             dividends, plus an
                                                             amount equal to interest
                                                             on $1,000 per share at
                                                             6% per annum, compounded
                                                             quarterly, less
                                                             dividends declared and
                                                             paid.

 Fourth                        Series F and Series G         Series F preferred:
                               preferred stock               $0.000032 per share plus
                                                             accrued and unpaid
                                                             dividends.

                                                             Series G preferred:
                                                             $1,000 per share plus
                                                             accrued and unpaid
                                                             dividends plus an amount
                                                             equal to interest on
                                                             $1,000 per share at a
                                                             rate of 6.5% per annum,
                                                             compounded quarterly.

 Fifth                         Class C, Class D, Class E,    Class C and Class D:
                               and Class F tracked common    Receive pro rata portion
                               stock                         of the fair market value
                                                             of the assets of
                                                             TeleCorp Holding, less
                                                             total liabilities of
                                                             TeleCorp Holding
                                                             determined in accordance
                                                             with generally accepted
                                                             accounting principles.

                                                             Class E and Class F:
                                                             Receive pro rata portion
                                                             of the fair market value
                                                             of the assets of Tritel
                                                             Holding, less total
                                                             liabilities of Tritel
                                                             Holding determined in
                                                             accordance with
                                                             generally accepted
                                                             accounting principles.

 Dividends and voting rights

   The holders of the Series A and Series B preferred stock are entitled to cumulative quarterly cash dividends at an annual rate of 10% of the liquidation preference of the then outstanding shares. The holders of the remaining shares of preferred and common stock are entitled to dividends if and when declared.

   The voting rights of the Company's issued stock are summarized below:

                   Category of Stock               Voting Rights
                   -----------------               -------------
       Series A preferred stock                         67,804
       Series B preferred stock                         61,608
       Series C preferred stock                        124,096
       Series D preferred stock                         30,308
       Series E preferred stock                         16,184
       Series F preferred stock, Series G
        preferred stock, and Class A common stock    4,690,000
       Voting Preference common stock                5,010,000

   The remaining shares of preferred and common stock shall have no voting rights, except as provided by law or in certain limited circumstances.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


 Call and Redemption features

   The preferred stock is callable at the option of the Company at a price equal to the liquidation preference on the redemption date. The Series A and Series B preferred stock is callable thirty days after the 10th anniversary of the issuance of such shares. The Series C and Series D preferred stock are callable at any time, provided that the Series C and Series D Preferred Stock are called concurrently.

   The Series A, Series B, Series C, Series D and Series E preferred stock are redeemable thirty days after the 20th anniversary of the issuance of such shares at the option of the holder at a price equal to the liquidation preference on the redemption date. The Series F and Series G preferred stock is not redeemable. Pursuant to a Management Agreement, the Company may redeem certain shares of Class A common stock and Series E preferred stock held by the Company's Chief Executive Officer and Executive Vice President. For the period from the finalization of the AT&T Transaction to December 31, 1998, the Company accreted $8,345 of dividends in connection with this redemption feature.

 Tracked common stock

   The Class C and Class D common stock have been designated as TeleCorp Tracked common stock. The holders of TeleCorp Tracked common stock are entitled to a dividend, when available, equal to the excess of the fair value of the net assets of TeleCorp Holding over the aggregate par value of the outstanding shares of TeleCorp Tracked common stock.

   The Class E and Class F common stock have been designated as Tritel Tracked common stock. The holders of Tritel Tracked common stock are entitled to a dividend, when available, equal to the excess of the fair value of the net assets of Tritel Holding over the aggregate par value of the outstanding shares of Tritel Tracked common stock.

 Participating stock

   The Series F preferred stock, Series G preferred stock, and the Class A and B common stock are participating stock, and the Board of Directors may not declare dividends on or redeem, purchase or otherwise acquire for consideration any shares of the Participating Stock, unless the Board of Directors makes such declaration or payment on the same terms with respect to all shares of participating stock, ratably in accordance with each class and series of participating stock then outstanding.

 Net Loss Per Share

   The following table sets forth the computation of basic and diluted net loss per share:

                                            For the Year Ended December 31,
                                           -----------------------------------
                                              1998        1999        2000
                                           ----------  ----------  -----------
   Numerator:
     Net loss............................  $  (51,155) $ (250,996) $   (55,940)
   Less: accretion of mandatorily
    redeemable preferred stock...........      (8,567)    (24,124)     (33,996)
                                           ----------  ----------  -----------
   Net loss attributable to common
    equity...............................  $  (59,722) $ (275,120) $   (89,936)
                                           ==========  ==========  ===========
   Denominator:
     Basic and diluted net loss per
      share--weighted average shares.....  27,233,786  76,895,391  112,819,874
                                           ==========  ==========  ===========
   Net loss attributable to common equity
    per share--basic and diluted.........  $    (2.19) $    (3.58) $     (0.80)
                                           ==========  ==========  ===========

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

   The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive.

                                                      Year Ended December 31,
                                                      ------------------------
                                                      1998   1999      2000
                                                      ---- --------- ---------
   Mandatorily redeemable preferred stock series A...  --     97,473    97,473
   Mandatorily redeemable preferred stock series B...  --         --    90,668
   Series G preferred stock..........................  --         --    46,374
   Stock options.....................................  --    545,497   742,597
   Contingently returnable Class A common stock......  --  3,166,078 2,514,161

14. Restricted Stock Plan and Restricted Stock Awards

   In July 1998, the Company adopted a Restricted Stock Plan (the Plan) to attract and retain key employees and to reward outstanding performance. Key employees selected by management may elect to become participants in the Plan by entering into an agreement which provides for issuance of fixed and variable shares consisting of Series E mandatorily redeemable preferred stock and Class A common stock. The fixed shares typically vest over a five or six year period. The variable shares vest based upon certain events taking place, such as buildout milestones, POP coverage, the completion of an initial public offering and other events. Unvested shares are forfeited upon termination of employment. The shares issued under the Plan shall consist of units transferred to participants without payment as additional compensation for their services to the Company. The total number of shares that may be awarded to key employees shall not exceed 7,085 shares and 4,000,000 shares of Series E preferred stock and Class A common stock, respectively, as determined upon award. Any shares not granted on or prior to July 17, 2003 shall be awarded to two officers of the Company. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. In addition the shares contain rights of inclusion and first negotiation. The Company may repurchase unvested shares, and under certain circumstances, vested shares of participants whose employment with the Company terminates. The repurchase price is equal to $0.01 and $0.00003 per share for the Series E preferred and Class A common stock, respectively.

   Activity under the Plan is as follows:

                                 Series E    Estimated                 Estimated
                                 preferred  fair value     Class A     fair value
                                   stock     per share   common stock  per share
                                 --------- ------------- ------------ ------------
   Shares awarded..............    5,505   $        1.00   3,095,473  $       .003
   Repurchases.................     (784)            --     (552,474)          --
                                   -----                  ----------
   Balance, December 31, 1998..    4,721   $        1.00   2,542,999  $       .003
   Shares awarded..............    2,677   $52.00-$72.98   1,748,609  $.003-$20.00
   Repurchases.................     (577)            --     (406,787)          --
                                   -----                  ----------
   Balance, December 31, 1999..    6,821   $1.00-$ 72.98   3,884,821  $.003-$20.00
   Shares awarded..............      800   $       72.98         --            --
   Shares exchanged............      --              --    9,380,975        $20.00
   Repurchases.................     (323)            --     (203,673)          --
                                   -----                  ----------
   Balance December 31, 2000...    7,298   $1.00-$ 72.98  13,062,123  $.003-$20.00
                                   =====                  ==========

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)

   Deferred compensation and compensation expense related to the issuance of restricted stock to employees, based on the estimated fair value of the preferred and common stock, was immaterial for the year ended December 31, 1998.

   Certain awards granted under the Plan were variable awards. Upon the Company's initial public offering, the variable stock awards became fixed. At that point, the Company recorded deferred compensation expense based on the difference between the estimated fair value and the exercise price of the shares in the amount of $33,176. As part of the acquisition of Tritel, shares of Tritel's restricted stock were exchanged for restricted stock of the Company at a ratio of 1:0.76. As of the consummation date of the acquisition, the Company recorded deferred compensation expense based on the difference between the estimated fair value and the exercise price of the exchanged and unvested shares of the Company in the amount $3,627. For the years ended December 31, 1999 and 2000, the Company recorded compensation expense related to restricted stock awards of $15,299 and $11,506, respectively. The remaining deferred compensation balance related to the restricted stock awards of $17,877 and $9,998 at December 31, 1999 and 2000, respectively, will be recognized as compensation expense over the remaining vesting period. Outstanding fixed awards and variable awards as of December 31, 1998, 1999 and 2000 are as follows:

                                          December 31, December 31, December 31,
                                              1998         1999         2000
                                          ------------ ------------ ------------
   Series E preferred stock:
     Fixed awards........................      3,664        6,821         7,298
     Variable awards.....................      1,057          --            --
                                           ---------    ---------    ----------
       Total Series E awards.............      4,721        6,821         7,298
                                           =========    =========    ==========
   Class A common stock:
     Fixed awards........................  1,152,605    3,884,821    13,062,123
     Variable awards.....................  1,390,394          --            --
                                           ---------    ---------    ----------
       Total Class A awards..............  2,542,999    3,884,821    13,062,123
                                           =========    =========    ==========

   The Chief Executive Officer and the Executive Vice President and Chief Financial Officer were issued variable restricted stock awards outside of the Restricted Stock Plan. Upon the initial public offering, the variable stock awards became fixed. At that point, the Company recorded deferred compensation expense based the difference between the estimated fair value and the exercise price of the shares. The Company recorded $28,823 as deferred compensation related to these awards and will recognize that as compensation expense over the related vesting periods, of which $14,809 and $4,805 was recorded as compensation expense for the years ended December 31, 1999 and 2000, respectively.

15. Employee and Director Stock Option Plans

 1999 Employee and Director Stock Option Plan

   On July 22, 1999, the Company implemented the 1999 Stock Option Plan to allow employees and members of the Board of Directors to acquire shares of Class A common stock. The options have an option term of 10 years, ratable vesting over a three to four year period, exercise prices equal to the estimated fair value of the underlying Class A common stock on the date of award and restrictions on exercisability until (i) a qualified initial public offering (IPO) to which the Class A voting common stock has been registered under the Securities Act of 1933 for aggregate proceeds of $20,000, (ii) the sale of all or substantially all of the assets of the Company or (iii) the sale of all or substantially all of the outstanding capital stock of the Company. The Company has reserved 1,814,321 shares of Class A common stock for issuance under this plan.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


 2000 Employee, Director and Consultant Stock Option Plan

   In November 2000, the Company established the 2000 Employee, Director and Consultant Stock Plan under which up to 15,000,000 shares of the Company's class A voting common stock may be issued to key employees, directors or consultants pursuant to awards consisting of stock options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, restricted shares, deferred shares and stock appreciation rights. The stock options granted under that plan have an option term of 10 years, ratable vesting over a four year period, exercise price equal to the estimated fair value of the underlying Class A common stock on the date of award. Our board has the discretion to determine the terms of any options or stock rights granted under this plan.

   The 581,967 stock options awarded during the period from July 22, 1999 to November 23, 1999 represented variable awards since their exercisability was restricted until the completion of the initial public offering, sale of substantially all of the assets or sale of substantially all of the capital stock of the Company. Therefore, the measurement date occurred when the exercisability restrictions were relieved, upon the initial public offering. At that point, the Company recorded deferred compensation expense based on the difference between the initial public offering of $20.00 per share and the exercise price of the shares. All shares granted after the initial public offering are fixed shares. The Company recorded $11,050 as deferred compensation related to the stock option awards and will recognize expense over the related vesting periods, of which $1,709 and $3,723 was recorded as compensation expense for the years ended December 31, 1999 and 2000, respectively.

   A summary of the status of the Company's stock option plan is presented below:

                                                           Weighted
                                                            Average
                                                           Remaining  Weighted
                                            Option Price  Contractual Average
                                             Range per       Life     Exercise
                                 Shares        share        (Years)    Price
                                ---------  -------------- ----------- --------
Outstanding at December 31,
 1998..........................       --   $          --      --      $   --
  Granted......................   611,967  $0.0065-$37.88     9.6     $  1.28
  Exercised....................       --              --      --          --
  Forfeited....................   (66,470) $       0.0065     9.6     $0.0065
                                ---------
Outstanding at December 31,
 1999..........................   545,497  $0.0065-$37.88     9.6     $  1.43
  Granted...................... 1,959,295  $ 20.00-$15.75     9.4     $ 41.16
  Exchanged.................... 3,682,777  $ 14.76-$41.69     9.5     $ 28.09
  Exercised....................   (68,797) $0.0065-$23.68     8.6     $  0.70
  Forfeited....................  (271,685) $0.0065-$51.75     9.4     $ 24.24
                                ---------

Outstanding at December 31,
 2000.......................... 5,847,087  $0.0065-$51.75     9.4     $ 30.48
                                =========

Options vested at December 31,
 1999..........................    76,801  $       0.0065     9.1     $0.0065
                                =========
Options vested at December 31,
 2000.......................... 1,711,750  $0.0065-$51.75     8.9     $ 21.16
                                =========

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   The following table summarizes information about the outstanding and exercisable options at December 31, 2000:

                          Options Outstanding              Options Exercisable
                 -------------------------------------- --------------------------
                            Weighted
                             Average
                            Remaining
                           Contractual
    Range of     Number of    Life     Weighted Average Number of Weighted Average
Exercise Prices   Shares     (Years)    Exercise Price   Shares    Exercise Price
---------------  --------- ----------- ---------------- --------- ----------------
$0.0065            387,356     8.6         $0.0065        210,375     $0.0065
$14.76-
 $23.68          1,775,938     9.0           22.84      1,441,147       23.63
$29.84-
 $34.87          1,924,465     9.8           31.14         43,020       32.67
$37.88-
 $51.75          1,759,328     9.4           44.18         17,208       44.11
                 ---------                              ---------
                 5,847,087     9.4         $ 30.48      1,711,750     $ 21.16
                 =========                              =========

   During the year ended December 31, 2000 the Company granted options to purchase 1,959,295 shares of common stock, of which 255,750 options were granted as part of the Tritel acquisition at an exercise price below fair market value, 145,300 options were granted at an exercise price equal to fair market value, and 1,558,245 options were granted at an exercise price above fair market value.

              Options Granted for the Year Ended December 31, 2000

                               Market Price                Weighted Average
              Weighted Average  of Stock on   Fair Value      Remaining
    Shares     Exercise Price   Grant Date    of Options     Life (year)
    ------    ---------------- ------------- ------------- ----------------
     255,750      $20.00       $      37.87  $       35.73       9.1
      41,450       44.02              43.063         39.53       9.1
      37,300       45.938             45.938         42.14       9.2
      56,100       51.75              51.75          47.43       9.3
      51,900       44.625             44.625         40.86       9.3
   1,209,650       44.02              30.375         27.31       9.4
      66,170       44.02              40.313         36.76       9.4
      74,135       44.02              43.063         39.39       9.6
      56,440       44.02              35.25          31.88       9.7
      48,350       44.02              35.00          31.66       9.8
      62,050       44.02              19.00          16.53       9.8
   ---------
   1,959,295      $41.16       $19.00-$51.75 $16.53-$47.43       9.4
   =========

   As part of the acquisition of Tritel, the Company exchanged outstanding options of Tritel for options of the Company at a ratio of 1:0.76. For the exchanged options, the Company exchanged options to purchase 3,682,777 shares of common stock, of which 54,531 were exchanged at an exercise price below fair market value and 3,628,246 were exchanged at an exercise price above fair market value.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


             Options Exchanged for the Year Ended December 31, 2000

                                                           Weighted Average
                                Market Price                  Remaining
   Number of   Weighted Average of Stock on   Fair Value     Contractual
    Shares      Exercise Price   Grant Date   of Options     Life (years)
   ---------   ---------------- ------------ ------------- ----------------
   1,421,628        $23.68         $20.00    $       44.67        9.1
       4,408         41.69          20.00            43.51        9.1
      18,069         34.87          20.00            43.98        9.2
      24,951         31.07          20.00            44.28        9.3
      11,514         50.12          20.00            43.27        9.4
      29,298         41.13          20.00            43.80        9.5
      30,400         22.38          20.00            45.04        9.5
      60,250         29.84          20.00            44.52        9.6
      21,956         34.05          20.00            44.32        9.6
      30,818         40.84          20.00            44.01        9.7
      25,944         34.03          20.00            44.44        9.8
      19,760         15.32          20.00            45.75        9.9
      31,760         20.43          20.00            45.35        9.9
      34,771         14.76          20.00            45.83        9.9
   1,917,250         31.07          20.00            44.73       10.0
   ---------
   3,682,777        $28.09         $20.00    $43.27-$45.83        9.5
   =========

   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the provisions of Accounting Principle Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and to adopt the disclosure only provision of SFAS No. 123. If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plan, the Company's pro forma net loss, pro forma basic net loss per share and pro forma diluted net loss per share would have been $103,706 and $0.92, respectively, for the year ended December 31, 2000. The Company's pro forma net loss, pro forma basic net loss per share and pro forma diluted net loss per share would have been the same as its respective reported balances disclosed in the financial statements for the year ended December 31, 1999.

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the year ended December 31, 1999: volatility factor of 100%, weighted average expected life of 10 years, weighted-average risk free interest rate of 6%, and no dividend yield. The weighted average fair value of grants made during the years ended December 31, 1999 and 2000 was $20.52 and $30.56, respectively.

16. Preferred and Common Stock Subscriptions Receivable

   In connection with the AT&T Transaction and certain acquisitions, the Company received various cash commitments from the cash equity investors in exchange for Series C preferred stock and various classes of common stock. Through December 31, 1998, 1999 and 2000 the Company received $52,000, $23,696 and $37,650, respectively, of the commitment. The Company has recorded a preferred stock subscription receivable of $97,001 and $59,542 as of December 31, 1999 and 2000, respectively, as a reduction to the mandatorily redeemable preferred stock and a common stock subscription receivable of $191 and $0 as of December 31, 1999 and 2000, respectively, as a reduction to stockholders' equity (deficit) for the unpaid commitment.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   As of December 31, 2000, the agreements require the Cash Equity Investors to fund their unconditional and irrevocable obligations in installments in accordance with the following schedules:

     For the year ended December 31,                                       Amount
     -------------------------------                                       -------
       2001............................................................... $48,542
       2002...............................................................  11,000
                                                                           -------
         Total............................................................ $59,542
                                                                           =======

17. Income Taxes

   For the year ended December 31, 2000, the Company recorded a deferred tax benefit of $31,572. This income tax benefit results from the recognition of deferred tax assets resulting primarily from net operating losses occurring subsequent to the Tritel merger. The tax effect of temporary differences which gives rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 2000, respectively, are as follows:

                                                            December 31,
                                                        ----------------------
                                                          1999        2000
                                                        ---------  -----------
     Deferred tax assets:
       Capitalized start-up costs...................... $  13,517  $    20,367
       Net operating loss carryfoward..................    92,579      320,548
       Original issue discount.........................    11,461       34,021
       Other...........................................     1,402          --
                                                        ---------  -----------
         Total gross deferred tax assets...............   118,959      374,936
         Less: valuation allowance.....................  (104,779)         --
                                                        ---------  -----------
         Net deferred tax asset........................    14,180      374,936
                                                        ---------  -----------
     Deferred tax liabilities:
       Depreciation and amortization...................   (14,180)  (1,351,181)
       Other...........................................       --           (78)
                                                        ---------  -----------
         Total gross deferred tax liabilities..........   (14,180)  (1,351,259)
                                                        ---------  -----------
     Net deferred tax asset (liability)................ $     --   $  (976,323)
                                                        =========  ===========

   For federal income tax purposes, start-up costs are being amortized over five years starting January 1, 1999 when active business operations commenced. As of December 31, 2000, the Company had approximately $844,000 of net operating losses. The net operating losses will begin to expire in 2012. There may be a limitation on the annual utilization of net operating losses and capitalized start-up costs as a result of certain ownership changes that have occurred since the Company's inception. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   A reconciliation between income taxes from operations computed using the federal statutory income tax rate and the Company's effective tax rate is as follows:

                                                                December 31,
                                                               ----------------
                                                               1998  1999  2000
                                                               ----  ----  ----
     Federal tax benefit at statutory rates................... (34%) (34%) (34%)
     State tax benefit........................................  (4%)  (4%)  (4%)
     Stock based compensation.................................  --     4%   --
     Goodwill amortization....................................  --    --    (6%)
     Change in valuation allowance............................  38%   34%    8%
                                                               ----  ----  ----
                                                                 0%    0%  (36%)
                                                               ====  ====  ====

18. Commitments

   In May 1998, the Company entered into a vendor procurement contract (the Vendor Procurement Contract) with Lucent, pursuant to which the Company may purchase up to $285,000 of radio, switching and related equipment and services for the development of the Company's wireless communications network. At December 31, 1999 and 2000, the Company has purchased approximately $294,500 and $357,800, respectively, of equipment and services from Lucent since the inception of the Vendor Procurement Contract.

   The Company has entered into letters of credit to facilitate local business activities. The Company is liable under the letters of credit for nonperformance of certain criteria under the individual contracts. The total amount of outstanding letters of credit was $1,576 and $2,401 at December 31, 1999 and 2000, respectively. The outstanding letters of credit reduce the amount available to be drawn under the Senior Credit Facility (see Note 8). The Company is unaware of any events that would have resulted in nonperformance of a contract during the years ended December 31, 1999 and 2000.

   Additionally, the Company has an obligation to AT&T Wireless to purchase a minimum number of minutes of traffic annually over a specified time period and a specified number of dedicated voice and data leased lines in order for us to retain preferred pricing rates. We believe we will be able to meet these minimum requirements.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


   The Company has operating leases primarily related to retail store locations, distribution outlets, office space, and rent for the Company's wireless network. The terms of some of the leases include a reduction of rental payments and scheduled rent increases at specified intervals during the term of the leases. The Company is recognizing rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. As of December 31, 2000, the aggregate minimum rental commitments under non-cancelable operating leases are as follows:

     For the Year Ended December 31;
       2001........................................................... $ 63,116
       2002...........................................................   62,666
       2003...........................................................   60,807
       2004...........................................................   55,507
       2005...........................................................   48,450
       Thereafter.....................................................   55,506
                                                                       --------
         Total........................................................ $346,052
                                                                       ========

   Rental expense was approximately $3,193, $13,792 and $28,365 for the years ended December 31, 1998, 1999, and 2000, respectively.

   Subsidiaries of the Company are defendants in several lawsuits. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of management, based on known facts and circumstances, that the amount of the Company's ultimate liability is unlikely to have a material adverse effect on its financial position, results of operations or cash flows.

19. Related Parties

   The Executive Vice President and Chief Financial Officer served as a consultant to ML Strategies, a division of the law firm, Mintz, Levin, Cohn, Ferris, Glovsky, and Popeo, PC (the Firm). The agreement was terminated as of December 31, 2000. The Firm also provided services for the Company. During the years ended December 31, 1999 and 2000, the Company incurred $506 and $4,345, respectively for services performed by the Firm and there was $419 owed to the Firm at December 31, 2000.

   Pursuant to a Management Agreement, TeleCorp Management Corp. (TMC) provides assistance to the Company in the form of administrative, operational, marketing, regulatory and general business services. For these services, beginning in July 1998, the Company pays a management fee to TMC of $550 per year plus reimbursement of certain business expenses, payable in equal monthly installments, plus an annual bonus. The management agreement has a five-year term, but may be terminated by the Company upon the occurrence of certain defined events. TMC may terminate the agreement at any time with proper notice. The Officers of TMC own all of the ownership interest in TMC. For the years ended December 31, 1999 and 2000, the Company paid approximately $1,665 and $1,104 respectively, to TMC for these services.

   The Company has entered into a Master Site Lease Agreement with American Towers, Inc., a company partially owned by certain stockholders of TeleCorp Wireless. Under this arrangement American Towers provides network site leases for PCS deployment. The Company has incurred $77 and $937 in expenses for the years ended December 31, 1999 and 2000, respectively.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


20. Subsequent Events

 Tritel Senior Credit Facility

   On January 9, 2001, Tritel amended the terms of its Senior Credit Facility to allow Tritel to incur unsecured senior subordinated debt with proceeds of not more than $750,000 less previous subordinated debt incurred. On January 10, 2001 Tritel drew $30,000 from its Senior Credit Facility Revolver. Tritel has subsequently paid down $60,000 and $30,000 of the Senior Credit Facility Revolver on January 29, 2001 and February 12, 2001, respectively.

 Tritel Senior Subordinated Notes Offering

   On January 18, 2001, Tritel obtained the consent of the holders of the 12 3/4% senior subordinated discount notes to allow Tritel to complete an offering of senior subordinated notes. On January 24, 2001, Tritel issued $450,000 principal amount of 10 3/8% senior subordinated notes due 2011. The senior subordinated notes are subject to optional redemption, restrictive covenants, an exchange offer, registration rights, and transfer restrictions. Tritel received $437,500 in net proceeds from the issuance. In February 2001, Tritel registered the Notes with the Securities and Exchange Commission to become publicly traded securities.

 PCS License Acquisition from Pegasus PCS Partners, L.L.C.

   On February 5, 2001, TeleCorp Wireless purchased from Pegasus PCS Partners, L.L.C. a 15 MHz C Block PCS license in the Mayaguez, Puerto Rico basic trading area for $18,000.

 Resignation of Former Tritel Executives

   Mr. William Arnett, the former President and Chief Operating Officer of Tritel, resigned in December 2000. Pursuant to a separation agreement between Mr. Arnett and Tritel, Mr. Arnett's employment with the company was terminated December 15, 2000. Tritel agreed to pay Mr. Arnett $450 in equal installments over two years, a lump sum for any unused vacation time and a lump sum bonus of $113. In addition, all of Mr. Arnett's shares of restricted Company stock vest under the separation agreement. Mr. Arnett agreed to release Tritel from any current or future claims arising out of his employment. Mr. Arnett's separation agreement became effective on January 26, 2001.

   Mr. E.B. Martin, Jr. the former Chief Information Officer of Tritel and Vice Chairman and Director of the Company, resigned in January 2001. Tritel agreed to pay Mr. Martin a lump sum of $1,449 which included a bonus of $575. In addition, all of Mr. Martin's shares of restricted Company stock vested as of the separation. Mr. Martin's separation became effective on February 2, 2001.

   Ms. Karlen Turbeville, the former Senior Vice President of Finance of Tritel, resigned in February 2001. Pursuant to a separation agreement between Ms. Turbeville and Tritel, Ms. Turbeville's employment with the company was terminated on February 17, 2001. Tritel agreed to pay Ms. Turbeville $198 in equal installments over one year, a lump sum for any unused vacation time and a lump sum bonus of $103. In addition, all of Ms. Turbeville's shares of restricted Company stock vest under the separation agreement. Ms. Turbeville agreed to release Tritel from any current or future claims arising out of her employment. Ms. Turbeville's separation agreement became effective on February 26, 2001.

                               TELECORP PCS, INC.

                  ($ in thousands, except for per share data)


 Tower Sale-Lease-Back and Build-to-Suit Agreements

   On September 15, 2000 the Company entered into a purchase agreement to sell and transfer to SBA Communications Corporation (SBA) certain of its towers and related assets. On March 16, 2001, the Company completed the sale and transfer of 203 towers and related assets for an aggregate purchase price of $66,483, reflecting a price of approximately $328 per site. At closing, the Company agreed to provide SBA with an additional 200 towers under a separate master design build-to-suit agreement.

   At closing, the Company also agreed to enter into a master lease agreement with SBA under which the Company agreed to pay monthly rent of $1.2 per tower for the continued use of the space that the Company occupied on the towers prior to the sale and $1.3 per tower for space obtained under the build-to-suit agreement. The initial term of the lease is for five years and the monthly rental amount is subject to certain escalation clauses after the initial term.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Tritel, Inc.:

   We have audited the consolidated balance sheet of Tritel, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for the period from November 14, 2000 through December 31, 2000, not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tritel, Inc. and subsidiaries as of December 31 2000, and the results of their operations and their cash flows for the period from November 14, 2000 through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Jackson, Mississippi
February 9, 2001, except for the
 third and last paragraphs
 of Note 19 which are
 as of February 26, 2001

                                 EXHIBIT INDEX
                                 -------------

  Exhibit
    No.                                 Description
  -------   -------------------------------------------------------------------
  2.l.1+++  Agreement and Plan of Reorganization and Contribution (included as
            Annex A to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company Registration Statement), dated
            February 28, 2000, by and between TeleCorp PCS, Tritel, Inc. and
            AT&T Wireless Services, Inc.


  2.1.2+++  Amendment No. 1 to the Agreement and Plan of Reorganization and
            Contribution (included as Annex B to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company
            Registration Statement), dated May 4, 2000, by and between TeleCorp
            PCS, Tritel, Inc. and AT&T Wireless Services, Inc.


  2.1.3+++  Amendment No. 2 to the Agreement and Plan of Reorganization and
            Contribution (included as Annex C to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company
            Registration Statement), dated June 12, 2000, by and between
            TeleCorp PCS, Tritel, Inc. and AT&T Wireless Services, Inc.


  3.1.1.    Certificate of Incorporation of TeleCorp-Tritel Holding Company.


  3.1.2..   Certificate of Amendment of Certificate of Incorporation of
            TeleCorp-Tritel Holding Company changing the name of TeleCorp-
            Tritel Holding Company to TeleCorp PCS, Inc.


  3.2       Amended and Restated By-Laws of TeleCorp-Tritel Holding Company
            (renamed TeleCorp PCS, Inc.).


  4.1***    Indenture, dated as of July 14, 2000, by and among TeleCorp PCS,
            Inc., TeleCorp Communications, Inc. and Bankers Trust Company, as
            Trustee.


  4.2++++   Indenture, dated as of April 23, 1999, by and between Bankers Trust
            Company, as Trustee, and TeleCorp PCS, Inc. relating to the 11 5/8%
            Senior Subordinated Discount Notes.


  4.3****   Indenture, dated as of January 24, 2001, by and among Tritel PCS,
            Inc., Tritel, Inc., Tritel Communications, Inc., Tritel Finance,
            Inc., and Firstar Bank, N.A., as trustee.


  4.4.1++   Indenture, dated as of May 11, 1999, by and among Tritel PCS, Inc.,
            Tritel, Inc., Tritel Communications, Inc., Tritel Finance, Inc., and The Bank of New York, as trustee.


  4.4.2**** Amendment to 12 3/4% Senior Subordinated Discount Notes due 2009
            Indenture, dated as of September 30, 2000, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications, Inc. and Tritel Finance,
            Inc., and The Bank of New York, as trustee.


  4.4.3**** Supplemental Indenture to 12 3/4% Senior Subordinated Discount
            Notes due 2009 Indenture, dated as of January 18, 2001, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications, Inc.
            and Tritel Finance, Inc., and The Bank of New York, as trustee.


 10.1.. Stockholders' Agreement, dated as of November 13, 2000, by and among AT&T Wireless PCS, LLC, Cash Equity Investors, Management
            Stockholders, Other Stockholders and TeleCorp PCS, Inc.


 10.2+++    TeleCorp PCS, Inc. Voting Agreement, dated February 28, 2000.

  Exhibit No.                             Description
  -----------  ----------------------------------------------------------------
 10.3+++       Side Letter Agreement regarding Milwaukee Option, dated February
               28, 2000, by and between AT&T Wireless Services, Inc. and
               TeleCorp PCS, Inc.


 10.4+++ Asset Exchange Agreement, dated as of February 28, 2000, by and among AT&T Wireless PCS, LLC, TeleCorp PCS, Inc., TeleCorp PCS,
               LLC, TeleCorp Holding Corp. Inc., TeleCorp Communications, Inc.,
               TeleCorp Equipment Leasing, L.P., and TeleCorp Realty, LLC.


 l0.5+++       Side Letter Agreement regarding Additional Mutual Rights and
               Obligations in Connection with the Asset Exchange Agreement and the Agreement and Plan of Reorganization and Contribution, dated as of February 28, 2000, by and between AT&T Wireless PCS, LLC and TeleCorp PCS, Inc.


 10.6+++       Amended and Restated License Acquisition Agreement, dated as of
               May 3, 2000, by and among Polycell Communications, Inc., Clinton
               Communications, Inc. and ABC Wireless, LLC.


 10.7+++ License Acquisition Agreement, dated as of February 28, 2000, by and between ABC Wireless, LLC and AT&T Wireless PCS, LLC.


 10.8+++       Form of Intermediary Agreement, by and among AT&T Wireless PCS,
               LLC, TeleCorp PCS, Inc., TeleCorp PCS, LLC, TeleCorp Holding
               Corp. Inc., TeleCorp Communications, Inc., TeleCorp Equipment
               Leasing, LP., TeleCorp Realty, LLC and the Intermediary.


 10.9+++ Transition Services Agreement, dated as of February 28, 2000, by and between AT&T Wireless PCS, LLC and TeleCorp PCS, Inc.


 10.10+++ Form of Assignment and Assumption Agreement, by and between Milwaukee PCS, LLC, Milwaukee Acquisition Subsidiary, Inc., and
               TeleCorp PCS, Inc.


 10.11+++ Agreement and Plan of Merger, dated February 27, 2000, by and among Milwaukee PCS LLC, Milwaukee Acquisition Subsidiary, Inc.,
               Kailas J. Rao, and Indus, Inc.


 10.12+++      Airadigm Letter of Intent, dated January 24, 2000.


 10.13.1++++   General Agreement for Purchase of PCS Systems and Services,
               dated as of May 12, 1998, by and between TeleCorp PCS, Inc. and
               Lucent Technologies Inc.


 10.13.2++++++ Amendment No. 1 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of November 20, 1998, by and between TeleCorp PCS Inc. and Lucent
               Technologies Inc.


 10.13.3++++++ Amendment No. 2 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of September 18, 1998, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.


 10.13.4++++++ Amendment No. 3 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of November 10, 1998, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.


 10.13.5++++++ Amendment No. 5 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of January
               27, 1999, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc. (the Amendment No. 5 to the General Agreement follows Amendment No. 3).


 10.13.6++++++ Amendment No. 6 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of August
               9, 1999, by and between TeleCorp PCS, Inc. and Lucent
               Technologies Inc.

  Exhibit No.                             Description
  -----------  ----------------------------------------------------------------
 10.13.7++++++ Amendment No. 7 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of July 1,
               1999, by and between TeleCorp PCS, Inc. and Lucent Technologies
               Inc.


 10.13.8++++++ Amendment No. 8 to the General Agreement for Purchase of
               Personal Communication Systems and Services, dated as of July 1,
               2000, by and between TeleCorp PCS, Inc. and Lucent Technologies
               Inc.


 10.14++++     Securities Purchase Agreement, dated as of January 23, 1998, by and among TeleCorp PCS, Inc., AT&T Wireless PCS Inc., TWR
               Cellular, Inc. and certain Initial investors other than AT&T
               Wireless, TeleCorp Investors and Management Stockholders
               identified therein.


 10.15.1++++   Network Membership License Agreement, dated as of July 17, 1998, by and among AT&T Corp., including AT&T Wireless Services, Inc., and TeleCorp PCS, Inc.


 10.15.2++++   Amendment No. 1 to Network Membership License Agreement, dated
               March 30, 1999.


 10.15.3       Amendment No. 2 to Network Membership License Agreement, dated
               November 13, 2000.


 10.16.1++++   Management Agreement, dated as of July 17, 1998, by and between
               TeleCorp Management Corp. and TeleCorp PCS, Inc.


 10.16.2++++   Amendment No. 1 to the Management Agreement, dated as of May 25,
               1999, by and between TeleCorp Management Corp. and TeleCorp PCS,
               Inc.


 10.16.3*      Amendment No. 2 to the Management Agreement, dated as of October
               18, 1999, by and between TeleCorp Management Corp. and TeleCorp
               PCS, Inc.


 10.17 Management Agreement, dated as of November 13, 2000, by and between TeleCorp Management Corp., Inc. and TeleCorp PCS, Inc.


 10.18.1++++   Intercarrier Roamer Service Agreement, dated as of July 17,
               1998, by and between AT&T Wireless Services, Inc. and TeleCorp
               PCS, Inc.


 10.18.2++++   Amendment No. 1 to Intercarrier Roamer Service Agreement, dated
               May 25, 1999.


 10.19.1*      Roaming Administration Service Agreement, dated as of July 17,
               1998, by and between AT&T Wireless Services, Inc. and TeleCorp
               PCS, Inc.


 10.19.2 Amendment No. 1 to Roaming Administration Service Agreement, dated November 13, 2000, by and between AT&T Wireless Services,
               Inc. and TeleCorp PCS, Inc.


 10.20.1****   Roaming Administration Service Agreement, dated January 7, 1999, by and between AT&T Wireless Services, Inc. and Tritel, Inc.


 10.20.2****   Amendment No. 1 to Roaming Administration Service Agreement,
               dated November 13, 2000, by and between AT&T Wireless Services,
               Inc. and Tritel, Inc.


 10.21 Credit Agreement, dated as of July 17, 1998, as amended and restated as of October 2, 2000, by and among TeleCorp PCS, Inc., The Lenders Party Thereto, and The Chase Manhattan Bank, as
               Administrative Agent and Issuing Bank, TD Securities (USA) Inc., as Syndication Agent, and Bankers Trust Company, as
               Documentation Agent.


 10.22.1++++   Stock Purchase Agreement, dated as of March 22, 1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and certain
               Initial investors other than AT&T Wireless identified therein.


 10.22.2++++   Amendment No. 1 to Stock Purchase Agreement, dated as of March
               30, 1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS,
               Inc. and Initial investors other than AT&T Wireless.


 10.22.3++++   Amendment No. 2 to Stock Purchase Agreement, dated as of April
               6, 1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS,
               Inc. and Initial investors other than AT&T Wireless.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.22.4++++ Amendment No. 3 to Stock Purchase Agreement, dated as of May 14,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.22.5++++ Amendment No. 4 to Stock Purchase Agreement, dated as of July 15,
             1999, by and among TeleCorp PCS, Inc., AT&T Wireless PCS, Inc. and
             Initial investors other than AT&T Wireless.


 10.23++++   Stock Purchase Agreement, dated as of March 1, 1999, by and among
             Viper Wireless, Inc., TeleCorp Holding Corp., Inc. and TeleCorp
             PCS, Inc.


 10.24++++   Puerto Rico Stock Purchase Agreement, dated as of March 30, 1999, by and among TeleCorp PCS, Inc., Puerto Rico Acquisition Corp. and certain Management Stockholders and Initial investors other than
             AT&T Wireless.


 10.25** Stock Purchase Agreement, dated as of October 18, 1999, by and among TeleCorp PCS, Inc., TeleCorp Holding Corp., Inc., Gerald T.
             Vento, Thomas H. Sullivan, OneLiberty Fund IV, L.P., Northwood
             Ventures LLC, and Northwood Capital Partners LLC.


 10.26++++   Asset Purchase Agreement, dated May 25, 1999, by and between AT&T
             Wireless PCS Inc. and TeleCorp PCS, Inc.


 10.27++++   Preferred Stock Purchase Agreement, dated May 24, 1999, by and between AT&T Wireless PCS Inc. and TeleCorp PCS, Inc.


 10.28.1++++ Stockholders' Agreement, dated as of July 17, 1998, by and among
             AT&T Wireless PCS, Inc., TWR Cellular, Inc., Initial investors other than AT&T Wireless, Management Stockholders, and TeleCorp
             PCS, Inc.


 10.28.2++++ Amendment No. 1 to Stockholders' Agreement, dated May 25, 1999.


 10.28.3*    Amendment No. 2 to Stockholders' Agreement, dated November 1,
             1999.


 10.29+++    Form of Stockholders' Agreement, by and among AT&T Wireless PCS,
             LLC, Initial investors other than AT&T Wireless, Management
             Stockholders, Other Stockholders, and Holding Company, Inc.


 10.30++++   Purchase Agreement, dated April 20, 1999, by and among Chase
             Securities Inc., BT Alex. Brown Incorporated, Lehman Brothers
             Inc., TeleCorp PCS, Inc. and TeleCorp Communications, Inc.


 10.31****   Purchase Agreement, dated January 19, 2001, by and among Tritel
             PCS, Inc., Tritel, Inc., Tritel Communications, Inc., Tritel
             Finance, Inc., Salomon Smith Barney Inc., and Lehman Brothers
             Inc., on behalf of themselves and Merrill Lynch, Pierce, Fenner &
             Smith Incorporated, Banc of America Securities LLC, and TD
             Securities (USA) Inc.


 10.32++++   Agreement, dated as of July 17, 1998, by and among AT&T Wireless
             PCS Inc., TWR Cellular, Inc., the Initial investors other than
             AT&T Wireless, the TeleCorp Investors and the Management
             Stockholders.


 10.33++++   Employment Agreement, dated as of July 17, 1998, by and between
             TeleCorp PCS, Inc. and Julie A. Dobson.


 10.34+++ Amendment to Employment Agreement, dated February 28, 2000, by and between TeleCorp PCS, Inc. and Julie A. Dobson.


 10.35++++   Share Grant Agreement, dated July 16, 1998, by and between
             TeleCorp PCS, Inc. and Julie A. Dobson.


 10.36++++   Separation Agreement, dated as of March 8, 1999, by and among
             TeleCorp PCS, Inc., TeleCorp Communications, Inc. and Robert
             Dowski.

  Exhibit
    No.                                 Description
  -------   -------------------------------------------------------------------
 10.37++++  Agreement among the Parties, dated as of June 30, 1999, by and among TeleCorp PCS, Inc., the Initial investors other than AT&T
            Wireless, Entergy Technology Holding Company, AT&T Wireless PCS,
            Inc., TWR Cellular Inc. and other stockholders.


 10.38++++  Amended and Restated Agreement, dated April 16, 1999, by and among
            TeleCorp Communications, Inc., Triton PCS, Inc., Tritel
            Communications, Inc. and Affiliate License Co., L.L.C.


 10.39++++  TeleCorp PCS, Inc. 1998 Restricted Stock Plan, as amended May 20,
            1999.


 10.40++++  TeleCorp PCS, Inc. 1999 Stock Option Plan, dated June 23, 1999, as amended.


 10.41.     TeleCorp PCS, Inc. 2000 Employee, Director and Consultant Stock
            Plan.


 10.42++    Tritel, Inc. Amended and Restated 1998 Stock Option Plan, effective
            January 7, 1999.


 10.43++    Form of Restricted Stock Agreements pursuant to the Tritel, Inc.
            Amended and Restated 1999 Stock Option Plan.


 10.44.     Tritel, Inc. Amended and Restated 1999 Stock Option Plan.


 10.45+     Tritel, Inc. Amended and Restated 1999 Stock Option Plan for
            Nonemployee Directors, effective January 7, 1999.


 10.46++    Master Lease Agreement, dated October 30, 1998, by and between
            Tritel Communications, Inc. and Crown Communication Inc.


 10.47++    Master Lease Agreement, dated December 31, 1998, by and between
            Signal One, LLC and Tritel Communications, Inc.


 10.48.1++  Management Agreement, dated January 7, 1999, by and between Tritel
            Management, LLC and Tritel, Inc.


 10.48.2++  First Amendment to Management Agreement, dated as of September 1,
            1999.


 10.48.3+++ Agreement to Terminate Tritel Management Agreement, dated as of
            February 28, 2000, by and between Tritel Management, LLC.


 10.49++ Master Antenna Site Lease No. D41, dated October 23, 1998, by and between Pinnacle Towers Inc. and Tritel Communications, Inc.


 10.50++    Installment Payment Plan Note, dated October 9, 1996, made by
            Mercury PCS, LLC in favor of the Federal Communications Commission in the amount of $42,525,211.95.


 10.51++    First Modification of Installment Payment Plan Note for Broadband
            PCS F Block, dated July 2, 1998, by and between Mercury PCS II,
            L.L.C. and the Federal Communications Commission, effective as of July 31, 1998.


 10.52++    Letter Agreement, dated July 2, 1998, by and between Tritel
            Communications, Inc. and H.S.I. GeoTrans Wireless, referring to a service agreement covering certain Site Acquisition Services applicable to certain Federal Communications Commission licenses owned or to be acquired by Tritel.


 10.53.1++  Services Agreement, dated as of June 1, 1998, by and between Tritel
            Communications, Inc. and Galaxy Personal Communications Services,
            Inc., which is a wholly owned subsidiary of World Access, Inc.


 10.53.2++  Addendum to June 1, 1998 Services Agreement, dated as of March 23,
            1999.


 10.54++ Services Agreement, dated as of August 27, 1998, by and between Tritel Communications, Inc. and Galaxy Personal Communications
            Services, Inc. which is a wholly-owned subsidiary of World Access, Inc.

  Exhibit
    No.                                 Description
  -------  --------------------------------------------------------------------
 10.55++   Agreement, effective as of March 16, 1999, by and between BellSouth
           Telecommunications, Inc. and Tritel Communications, Inc.


 10.56++   Agreement for Project and Construction Management Services, dated
           November 24, 1998, by and between Tritel Communications, Inc. and
           Tritel Finance, Inc. and Bechtel Corporation.


 10.57++   Services Agreement, dated as of July 28, 1998, by and between Tritel
           Communications, Inc. and SpectraSite Communications, Inc.


 10.58++   Acquisition Agreement Ericsson CMS 8800 Cellular Mobile Telephone
           System, made and effective as of December 30, 1998, by and among Tritel Finance, Inc., Tritel Communications, Inc., and Ericsson Inc.


 10.59++ Securities Purchase Agreement, dated as of May 20, 1998, by and among AT&T Wireless PCS Inc., TWR Cellular, Inc., Cash Equity
           Investors, Mercury PCS, LLC, Mercury PCS II, LLC, Management
           Stockholders, and Tritel, Inc.


 10.60++   Closing Agreement, dated as of January 7, 1999, by and among AT&T
           Wireless PCS, Inc., TWR Cellular, Inc., Cash Equity Investors,
           Airwave Communications, LLC, Digital PCS, LLC, Management
           Stockholders, Mercury Investor Indemnitors, and Tritel Inc.


 10.61++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and American Tower, L.P.


 10.62++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and SpectraSite Communications, Inc.


 10.63++   Master Build To Suit Services And License Agreement, by and between
           Tritel Communications, Inc. and Crown Communications, Inc.


 10.64++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and SBA Towers.


 10.65++   Master Site Agreement, dated July 2, 1999, by and between Tritel
           Communications, Inc. and BellSouth Mobility Inc.


 10.66++   Master Site Agreement, dated March 10, 1999, by and between Tritel
           Communications, Inc. and BellSouth Mobility PCS.


 10.67++   Consent to Exercise of Option, dated May 20, 1999, by and among
           Tritel, Inc., AT&T Wireless, Inc., TWR Cellular, Inc. and Management
           Stockholders.


 10.68++   License Purchase Agreement, dated as of May 20, 1999, by and between
           Digital PCS, LLC and Tritel, Inc.


 10.69**** License Acquisition Agreement, dated as of October 27, 2000, by and among Tritel License-Florida, Inc., Tritel License-Georgia, Inc., and Panther Wireless, L.L.C.


 10.70++ Amended and Restated Employment Agreement of Jerry M. Sullivan, Jr., dated as of September 1, 1999.


 10.71++ Stock Purchase Agreement, dated as of September 1, 1999, by and between Jerry M. Sullivan, Jr. and Tritel, Inc.


 10.72++   Mutual Release and Termination Agreement, dated as of September 1,
           1999, by and between Jerry M. Sullivan, Jr. and Tritel, Inc.


 10.73**** Separation Agreement, effective as of January 6, 2001, by and among William S. Arnett, Tritel, Inc., and TeleCorp PCS, Inc.

 Exhibit No.                             Description
 ----------- ------------------------------------------------------------------
 10.74****   Letter Agreement, dated October 20, 2000, by and between AT&T
             Wireless Services, Inc. and Tritel, Inc., regarding certain rights relating to licenses acquired from Alltel Corporation.


 10.75****   Assignment of Agreement, dated as of January 5, 2001, by and between Tritel, Inc. and Tritel License-Alabama, Inc.


 10.76* Form of Indemnification Agreement to be entered into between TeleCorp PCS, Inc. and its directors and executive officers.


 10.77.1++   Stockholders' Agreement, dated January 7, 1999, by and among AT&T
             Wireless PCS Inc., Initial investors other than AT&T Wireless,
             Management Stockholders, and Tritel, Inc.


 10.77.2++   First Amendment to Tritel's Stockholders' Agreement, dated August
             27, 1999.


 10.77.3++   Second Amendment to Tritel's Stockholders' Agreement, dated as of
             September 1, 1999.


 10.77.4+    Third Amendment to Tritel's Stockholders' Agreement, dated
             November 18, 1999.


 10.77.5+    Fourth Amendment to Tritel's Stockholders' Agreement, dated
             December 10, 1999.


 10.78++ Investors Stockholders' Agreement, dated January 7, 1999, by and among Tritel, Inc., Washington National Insurance Company, United
             Presidential Life Insurance Company, Dresdner Kleinwort Benson
             Private Equity Partners LP, Toronto Dominion Investments, Inc.,
             Entergy Wireless Corporation, General Electric Capital
             Corporation, Triune PCS, LLC, FCA Venture Partners II, L.P.,
             Clayton Associates LLC, Trillium PCS, LLC, Airwave Communications,
             LLC, Digital PCS, LLC, and The Stockholders Named Therein.


 10.79 Investors Stockholders' Agreement, dated as of February 28, 2000, by and among TeleCorp PCS, Inc. and The Stockholders Named
             Therein.


 10.80.1++   AT&T Wireless Services, Inc. Network Membership License Agreement,
             dated January 7, 1999, by and between AT&T Corp. and Tritel, Inc.


 10.80.2**** Amendment No. 1 to AT&T Wireless Services, Inc. Network Membership
             License Agreement, dated as of November 13, 2000, by and between AT&T Corp. and Tritel, Inc.


 10.81.1++   Intercarrier Roamer Service Agreement, dated January 7, 1999, between AT&T Wireless Services, Inc. and Tritel, Inc.


 10.81.2**** Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of November 13, 2000, between AT&T Wireless Services, Inc. and
             Tritel, Inc.


 10.82++ Amended and Restated Agreement, dated April 16, 1999, by and between TeleCorp Communications, Inc., Triton PCS, Inc., Tritel
             Communications, Inc. and Affiliate License Co., L.L.C.


 10.83 Employment Agreement, dated as of November 13, 2000, by and between TeleCorp PCS, Inc. and William M. Mounger, II.


 10.84 Employment Agreement, dated as of November 13, 2000, by and between TeleCorp PCS, Inc. and E.B. Martin, Jr.


 10.85+++    Letter Agreement, dated February 28, 2000, by and among William
             Mounger, II, TeleCorp PCS, Inc., Tritel, Inc., Thomas Sullivan, and Gerald Vento.


 10.86+++    Letter Agreement, dated February 28, 2000, by and among E.B.
             Martin, Jr., TeleCorp PCS, Inc., Tritel, Inc., Thomas Sullivan, and Gerald Vento.


 10.87+++    Asset Purchase Agreement, dated as of June 2, 2000, by and between
             Airadigm Communications, Inc. and RW Acquisition L.L.C.

 Exhibit No.                             Description
 -----------  -----------------------------------------------------------------
 10.88+++     Contingent Supplement to Asset Purchase Agreement, dated as of
              June 2, 2000, by and between Airadigm Communications, Inc. and RW
              Acquisition L.L.C.


 10.89+++     Letter Agreement, dated June 2, 2000, by and between RW
              Acquisition, L.L.C. and Airadigm Communications, Inc. regarding
              Working Capital Loan.


 10.90+++ Construction Management Agreement, dated as of June 2, 2000, by and between TeleCorp Communications, Inc. and Airadigm
              Communications, Inc.


 10.91+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by
              TeleCorp-Tritel Holding Company.


 10.92+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by TTHC
              First Merger Sub, Inc.


 10.93+++ Counterpart Signature Page and Joinder to the Agreement and Plan of Reorganization and Contribution, dated May 31, 2000, by TTHC
              Second Merger Sub, Inc.


 10.94+++++   Purchase Agreement, dated July 11, 2000, by and among Chase
              Securities Inc., Lehman Brothers Inc., Deutsche Banc Securities,
              Inc., TeleCorp PCS, Inc. and TeleCorp Communications, Inc.


 10.95++++++  Consent Pursuant to Section 6.2(a) of the Agreement and Plan of
              Reorganization and Contribution, dated as of July 10, 2000, by Tritel, Inc. to TeleCorp PCS, Inc.


 10.96++++++  Exchange and Registration Rights Agreement, dated as of July 14,
              2000, by and among Chase Securities Inc., Lehman Brothers Inc.,
              Deutsche Banc Securities, Inc., TeleCorp PCS, Inc., TeleCorp
              Communications, Inc. and Bankers Trust Company, as Trustee.


 10.97++++    Exchange and Registration Rights Agreement, dated April 23, 1999, by and among Chase Securities Inc., BT Alex. Brown Incorporated,
              Lehman Brothers Inc., TeleCorp PCS, Inc. and TeleCorp
              Communications, Inc.


 10.98****    Exchange and Registration Rights Agreement, dated January 24,
              2001, by and among Tritel PCS, Inc., Tritel, Inc., Tritel
              Communications, Inc., Tritel Finance, Inc., Salomon Smith Barney
              Inc., and Lehman Brothers Inc., on behalf of themselves and
              Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of
              America Securities LLC, and TD Securities (USA) Inc.


 10.99***     Credit Agreement, dated as of July 14, 2000, by and among Black
              Label Wireless, Inc., as Borrower, the financial institutions from time to time parties thereto, as Lenders and Lucent
              Technologies Inc., as Agent for the Lenders.


 10.100.1++   Amended and Restated Loan Agreement, dated March 31, 1999, by and among Tritel Holding Corp. (now known as Tritel PCS, Inc.),
              Tritel, Inc., The Financial Institutions Signatory Thereto, and
              Toronto Dominion (Texas), Inc., as administrative agent.


 10.100.2++   First Amendment to Amended and Restated Loan Agreement, dated
              April 21, 1999, by and among Tritel Holding Corp. (now known as
              Tritel PCS, Inc.), Tritel, Inc., The Financial Institutions
              Signatory Thereto, and Toronto Dominion (Texas), Inc., as
              administrative agent.


 10.100.3**** Second Amendment to Amended and Restated Loan Agreement and
              Consent, dated October 31, 2000, by and among Tritel PCS, Inc.
              (formerly known as Tritel Holding Corp.), Tritel, Inc., The
              Financial Institutions Signatory Thereto, and Toronto Dominion
              (Texas), Inc., as administrative agent.


 10.100.4**** Third Amendment to Amended and Restated Loan Agreement and
              Consent, dated as of January 9, 2001, by and among Tritel PCS, Inc., Tritel, Inc., The Financial Institutions Signatory Thereto, and Toronto Dominion (Texas), Inc., as administrative agent.

  Exhibit
    No.                                 Description
  -------   -------------------------------------------------------------------
 10.101**** Solicitation Agency Agreement, dated as of January 11, 2001, by and among Tritel PCS, Inc., Salomon Smith Barney Inc. and Lehman
            Brothers Inc.


 10.102***  Letter Agreement, dated July 14, 2000, by and among Black Label
            Wireless, Inc., as Borrower, Lucent Technologies Inc., as Agent and
            Lucent Technologies Inc., as Lender.


 10.103***  Commitment Letter, dated July 14, 2000, by and between TeleCorp-
            Tritel Holding Company and Lucent Technologies Inc.


 10.104***  Form of Indenture related to the sale of notes by TeleCorp PCS,
            Inc. (formerly known as TeleCorp-Tritel Holding Company) to Lucent
            Technologies Inc.


 10.105***  Form of Securities Purchase Agreement, by and between TeleCorp PCS,
            Inc. (formerly known as TeleCorp-Tritel Holding Company) and Lucent
            Technologies Inc.


 10.106* Stock Purchase Agreement, dated as of November 22, 1999, by and between AT&T Wireless PCS LLC and TeleCorp PCS, Inc.


 21.1       Subsidiaries of TeleCorp PCS, Inc.

 23.1       Consent of Pricewaterhouse Coopers, LLP

 23.2       Consent of KPMG LLP

--------
     * Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-89393) of TeleCorp PCS, Inc.
    ** Incorporated by reference to the Form 10-K filed on March 30, 2000 (File No. 000-27901) of TeleCorp PCS, Inc.
   *** Incorporated by reference to the Form 10-Q filed on August 11, 2000 (File No. 000-27901) of TeleCorp PCS, Inc.
  **** Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-55606) of Tritel PCS, Inc.
     + Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-91207) of Tritel, Inc.
    ++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-82509) of Tritel PCS, Inc.
   +++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-36954) of TeleCorp-Tritel Holding Company.
  ++++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-81313, 333-81313-01) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
 +++++ Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-81313, 333-81313-01) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
++++++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-43596) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.
     . Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49792) of TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.).
     .. Incorporated by reference to the TeleCorp PCS, Inc. (f/k/a TeleCorp-Tritel Holding Company) Current Report on Form 8-K filed on November 13, 2000.
    ... Incorporated by reference to the Form 10-Q filed on November 14, 2000 (File No. 000-27901) of TeleCorp Wireless, Inc.
    ....  Incorporated by reference to the TeleCorp Wireless, Inc. Current
          Report on Form 8-K (File No. 000-27901) filed on November 13, 2000.
   .....  Incorporated by reference to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-43596) of TeleCorp PCS, Inc. and TeleCorp Communications, Inc.