Form 10-Q
period 2001-03-31
TELECORP PCS INC /VA/
filed 2001-05-15
CIK 1113948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

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

   As of May 9, 2001, the outstanding shares of each class of TeleCorp PCS, Inc. common stock are as follows:

      Class A Common Stock.......................................... 179,809,748
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     Index

                                                                            Page
                                                                            ----
PART I Financial Information
    Item 1. Financial Statements
            Consolidated Balance Sheets as of December 31, 2000 and March
             31, 2001 (unaudited).........................................  3
            Consolidated Statements of Operations for the three months ended March 31, 2000 (unaudited) and 2001 (unaudited)........  4
            Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2000 (unaudited) and 2001
             (unaudited)..................................................  5
            Notes to Consolidated Financial Statements....................  6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  11
    Item 3. Quantitative and Qualitative Disclosures About Market Risk....  14

PART II Other Information
    Item 1. Legal Proceedings.............................................  16
    Item 2. Changes in Securities and Use of Proceeds.....................  16
    Item 3. Defaults Upon Senior Securities...............................  16
    Item 4. Submission of Matters to a Vote of Security Holders...........  16
    Item 5. Other Information.............................................  16
    Item 6. Exhibits and Reports on Form 8-K..............................  16

PART I--Financial Information
Item 1. Financial Statements.

                               TELECORP PCS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                        December 31,  March 31,
                                                            2000        2001
                        ASSETS                          ------------ -----------
                                                                     (unaudited)
Current assets:
 Cash and cash equivalents............................   $  260,809  $  412,809
 Short-term investments...............................       34,189      38,534
 Accounts receivable, net.............................       59,515      65,500
 Inventory, net.......................................       42,498      28,247
 Prepaid expenses and other current assets............       14,813      17,819
                                                         ----------  ----------
  Total current assets................................      411,824     562,909
Property and equipment, net...........................    1,223,253   1,250,521
PCS licenses and microwave relocation costs, net......    3,698,436   3,694,527
Goodwill, net.........................................    2,506,737   2,475,546
Intangible assets--AT&T agreements and other, net.....      783,185     758,971
Other assets..........................................       77,581      90,579
                                                         ----------  ----------
  Total assets........................................   $8,701,016  $8,833,053
                                                         ==========  ==========
 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
               AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................   $  110,032  $   67,639
 Accrued expenses and other...........................      221,005     199,205
 Microwave relocation obligation, current portion.....       25,232      19,824
 Long-term debt, current portion......................       63,743       3,805
 Accrued interest.....................................       27,764      23,894
                                                         ----------  ----------
  Total current liabilities...........................      447,776     314,367
Long-term debt........................................    1,861,800   2,332,350
Accrued expenses and other............................       60,659      83,022
Deferred tax liability................................      976,323     901,021
                                                         ----------  ----------
  Total liabilities...................................    3,346,558   3,630,760
                                                         ----------  ----------
Mandatorily redeemable preferred stock, 595,000 shares
 authorized as of December 31, 2000 and March 31,
 2001; issued and outstanding, 474,007 and 473,944
 shares, respectively (liquidation preference $541,049
 as of March 31, 2001)................................      503,105     513,880
Preferred stock subscriptions receivable..............      (59,542)    (48,543)
                                                         ----------  ----------
  Total mandatorily redeemable preferred stock, net...      443,563     465,337
                                                         ----------  ----------
Commitments and contingencies

Stockholders' equity:
 Series F preferred stock, par value $.01 per share,
  15,450,000 shares authorized as of December 31, 2000
  and March 31, 2001; 14,912,778 shares issued and
  outstanding (liquidation preference $1 as of March
  31, 2001)...........................................          149         149
 Series G preferred stock, par value $.01 per share,
  100,000 shares authorized as of December 31, 2000
  and March 31, 2001; 46,374 shares issued and
  outstanding (liquidation preference $46,374 as of
  March 31, 2001).....................................      716,550     716,550
 Common stock, par value $.01 per share, 1,934,463,093
  shares authorized as of December 31, 2000 and March
  31, 2001; issued 180,914,734 and 181,418,517 and
  outstanding 180,734,235 and 181,027,161 shares,
  respectively........................................        1,807       1,810
 Additional paid-in capital...........................    4,591,202   4,584,954
 Deferred compensation................................      (27,832)    (30,955)
 Accumulated other comprehensive income (loss) .......          958      (1,730)
 Accumulated deficit..................................     (371,939)   (533,822)
                                                         ----------  ----------
  Total stockholders' equity..........................    4,910,895   4,736,956
                                                         ----------  ----------
  Total liabilities, mandatorily redeemable preferred
   stock and stockholders' equity.....................   $8,701,016  $8,833,053
                                                         ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TELECORP PCS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)

                                                       For the three months
                                                         ended March 31,
                                                     -------------------------
                                                        2000          2001
                                                     -----------  ------------
                                                     (unaudited)  (unaudited)
Revenue:
  Service........................................... $    36,937  $    109,149
  Roaming...........................................      11,452        28,482
  Equipment.........................................       7,057        12,053
                                                     -----------  ------------
    Total revenue...................................      55,446       149,684
                                                     -----------  ------------
Operating expenses:
  Cost of revenue...................................      19,026        40,934
  Operations and development (including non-cash
   stock compensation of $207 and $450).............      10,966        36,617
  Selling and marketing (including non-cash stock
   compensation of $132 and $345)...................      34,625        67,638
  General and administrative (including non-cash
   stock compensation of $4,738 and $3,155).........      27,276        50,124
  Depreciation and amortization.....................      23,468       134,896
                                                     -----------  ------------
    Total operating expenses........................     115,361       330,209
                                                     -----------  ------------
    Operating loss..................................     (59,915)     (180,525)
Other income (expense):
  Interest expense..................................     (16,990)      (60,465)
  Interest income and other.........................       2,406         7,335
  Loss on derivatives...............................         --         (4,337)
                                                     -----------  ------------
    Net loss before income taxes....................     (74,499)     (237,992)
Income tax benefit..................................         --         75,302
                                                     -----------  ------------
    Net loss before cumulative effect of change in
     accounting principle...........................     (74,499)     (162,690)
    Cumulative effect of change in accounting
     principle, net of tax..........................         --            807
                                                     -----------  ------------
    Net loss........................................     (74,499)     (161,883)
Accretion of mandatorily redeemable preferred
 stock..............................................      (7,733)      (10,775)
                                                     -----------  ------------
    Net loss attributable to common equity.......... $   (82,232) $   (172,658)
                                                     ===========  ============
Other comprehensive loss, net of tax................         --         (2,688)
                                                     -----------  ------------
    Comprehensive loss attributable to common
     equity.........................................     (82,232)     (175,346)
                                                     ===========  ============
Net loss attributable to common equity before
 cumulative effect of a change in accounting
 principle per share--basic and diluted............. $     (0.83) $      (0.90)
                                                     ===========  ============
Cumulative effect of change in accounting principle
 per share--basic and diluted....................... $       --   $       0.01
                                                     ===========  ============
Net loss attributable to common equity per share--
 basic and diluted.................................. $     (0.83) $      (0.89)
                                                     ===========  ============
Weighted average common equity shares outstanding--
 basic and diluted .................................  99,556,975   193,766,861
                                                     ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               TELECORP PCS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                         For the three months
                                                            ended March 31,
                                                        -----------------------
                                                           2000        2001
                                                        ----------- -----------
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
   Net cash used in operating activities...............  $(58,556)   $(99,968)
                                                         --------    --------
Cash flows from investing activities:
 Expenditures for property and equipment...............   (52,549)   (158,781)
 Purchase of short-term investments....................       --      (38,482)
 Proceeds from the sale of short-term investments......       --       34,189
 Capitalized interest..................................      (622)     (1,548)
 Proceeds from sale of towers..........................       --       66,093
 Expenditures for microwave relocation.................      (369)     (4,329)
 Purchase of PCS licenses..............................       --      (18,075)
 Payment of FCC deposit on PCS licenses................   (12,081)        --
 Payment of Tritel acquisition costs...................    (5,081)    (13,663)
                                                         --------    --------
   Net cash used in investing activities...............   (70,702)   (134,596)
                                                         --------    --------
Cash flows from financing activities:
 Proceeds from sale of common stock and series F
  preferred stock......................................    41,869         --
 Receipt of mandatorily redeemable preferred stock
  subscription receivable..............................       --       10,999
 Proceeds from issuance of long-term debt..............       --      450,000
 Payment on revolving credit facility..................       --      (90,000)
 Proceeds from revolving credit facility...............       --       30,000
 Payments on long term debt............................      (335)       (910)
 Payments of deferred financing costs..................       --      (13,525)
                                                         --------    --------
   Net cash provided by financing activities...........    41,534     386,564
                                                         --------    --------
Net (decrease) increase in cash and cash equivalents...   (87,724)    152,000
Cash and cash equivalents at the beginning of period...   182,330     260,809
                                                         --------    --------
Cash and cash equivalents at the end of period.........  $ 94,606    $412,809
                                                         ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TELECORP PCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)

1.Organization and Business

   The Company, through its operating subsidiaries, is the largest AT&T Wireless PCS, LLC (AT&T Wireless) affiliate in the United States, providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 37 million people. As of March 31, 2001, the Company had launched service in 74 markets, covering approximately 30 million people, and representing approximately 81% of the population where the Company holds licenses in the United States and Puerto Rico, and the Company served more than 752,000 customers. Markets in which the Company provides coverage encompass a contiguous territory (other than Puerto Rico) including sixteen of the 100 largest metropolitan areas in the United States and Puerto Rico.

   Under the terms of a strategic alliance with AT&T, the Company is AT&T's exclusive provider of wireless mobility services in its licensed markets, using equal emphasis co-branding with AT&T subject to AT&T's right to resell services on the Company's network. The Company has the right to use the AT&T brand name and logo, giving equal emphasis to each in its covered markets. The Company is AT&T's preferred roaming partner for digital customers in the Company's markets. Additionally, the Company's relationship with AT&T Wireless and AT&T Wireless's roaming partners provides coast-to-coast coverage to its customers.

2.Summary of Significant Accounting Policies

 Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

 Reclassifications

   Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the three months ended March 31, 2001.

 Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include, among others, Tritel and TeleCorp Wireless. All intercompany accounts and transactions have been eliminated in consolidation.

3. Derivative Instruments and Hedging Activities

   The Company's activities expose it to market risks that are related to the effects of changes in interest rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of interest rates and seeks to reduce the potentially adverse effects that the volatility of these rates may have on its future cash flows.

   The Company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. Fluctuations in interest rates create an unrealized appreciation or depreciation in the market value of the Company's fixed-rate debt when

                               TELECORP PCS, INC.

                                ($ in thousands)

that market value is compared with the cost of the borrowed funds. The effect of this unrealized appreciation or depreciation in market value, however, will generally be offset by the income or loss on the derivative instruments that are linked to the debt.

   By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, does not assume repayment risk. The Company minimizes its credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, (2) limiting the amount of its exposure to each counterparty, and (3) monitoring the financial condition of its counterparties. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement and, depending on the nature of the derivative transaction, also be governed by bilateral collateral arrangements.

   Market risk is the risk that the value of a financial instrument might be adversely affected by a change in interest rates. The Company manages the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

   The Company uses interest rate swaps to convert a portion of its variable-rate debt to fixed-rate debt. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. The level of fixed-rate debt, after the effects of interest rate swaps have been considered, is currently maintained at 68% of the total Company variable-rate senior credit facility debt. The Company also uses certain derivative financial instruments that did not meet the FAS 133 criteria to be designated for hedge accounting.

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. In accordance with the adoption of SFAS No. 133, the Company recorded an asset of $3,250 which represents the estimated fair value of the derivative instruments along with a one-time after tax benefit of $807 as a cumulative effect of accounting change and an after-tax unrealized gain of $2,443 in Other Comprehensive Income, a component of stockholders' equity.

   SFAS No. 133 requires the Company to carry all derivative financial instruments on the balance sheet at fair value. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of Other Comprehensive Income until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative's change in fair value are immediately recognized in "loss on derivatives". The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective.

   For the three months ended March 31, 2001, the Company recorded a liability of $3,530 and recognized a charge of $4,337 reported as "loss on derivatives" in the statement of operations, which represented the change in the fair value of the derivatives which were not designated for hedge accounting. The Company recognized an unrealized loss for the three months ended March 31, 2001 in other comprehensive income of $4,247 and recorded a liability of $1,804, which represented the change in the fair value of the derivatives which were designated for hedge accounting. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

                               TELECORP PCS, INC.

                                ($ in thousands)


4.Accrued Expenses and Other

   Accrued expenses and other consist of the following:

                                                      December 31,  March 31,
                                                          2000        2001
                                                      ------------ -----------
                                                                   (unaudited)
   Property and equipment............................  $   78,723  $   70,767
   Sales and property taxes..........................      38,839      40,385
   Payroll and related liabilities...................      31,738      24,093
   Accrued operational expenses......................      47,935      36,849
   Long-term microwave relocation obligation.........      29,634      29,634
   Acquisition related liabilities...................      22,650      14,256
   Deferred gain on tower sale.......................         --       25,546
   Other liabilities.................................      32,145      40,697
                                                       ----------  ----------
                                                          281,664     282,227
   Less: non-current portion.........................      60,659      83,022
                                                       ----------  ----------
                                                       $  221,005  $  199,205
                                                       ==========  ==========

5.Long-term Debt

   Long-term debt consists of the following:

                                                      December 31,  March 31,
                                                          2000        2001
                                                      ------------ -----------
                                                                   (unaudited)
   Tritel senior credit facility.....................  $  350,183  $  290,300
   TeleCorp Wireless senior credit facility..........     325,000     325,000
   TeleCorp Wireless 10 5/8% senior subordinated
    notes............................................     450,000     450,000
   TeleCorp Wireless 11 5/8% senior subordinated
    discount notes...................................     396,572     407,823
   Tritel 10 3/8% senior subordinated notes..........         --      450,000
   Tritel 12 3/4% senior subordinated discount
    notes............................................     229,936     238,591
   U.S. Government financing.........................     126,409     125,875
   Vendor financing..................................      47,443      48,566
                                                       ----------  ----------
                                                       1,925,543    2,336,155
   Less: current portion.............................      63,743       3,805
                                                       ----------  ----------
                                                      $1,861,800   $2,332,350
                                                       ==========  ==========

 Tritel Senior Credit Facility

   On January 9, 2001, Tritel amended the terms of its Senior Credit Facility to allow Tritel to incur unsecured senior subordinated debt with proceeds of not more than $750,000 less previous subordinated debt incurred. On January 10, 2001, Tritel drew $30,000 from its Senior Credit Facility Revolver. Subsequently, Tritel paid down $60,000 and $30,000 of the Senior Credit Facility Revolver on January 29, 2001 and February 12, 2001, respectively.

 Tritel Senior Subordinated Notes Offering

   On January 18, 2001, Tritel obtained the consent of the holders of its 12 3/4% senior subordinated discount notes to allow Tritel to complete an offering of senior subordinated notes. On January 24, 2001, Tritel issued

                               TELECORP PCS, INC.

                                ($ in thousands)

$450,000 principal amount of 10 3/8% senior subordinated notes due 2011. The senior subordinated notes are subject to optional redemption, restrictive covenants, an exchange offer, registration rights, and transfer restrictions. Tritel received $437,500 in net proceeds from the issuance.

6.Other Comprehensive Loss

   Other comprehensive loss for the three months ended March 31, 2001 and 2000 consists of the following:

                                                                   For the
                                                                 three months
                                                                 ended March
                                                                     31,
                                                                 ------------
                                                                 2000  2001
                                                                 ---- -------
     Unrealized holding gains from short-term investments.......  --       74
     Reclassification adjustment for gains included in net
      income....................................................  --     (958)
     Unrealized holding losses from interest rate swaps.........  --   (1,804)
                                                                 ---- -------
     Other comprehensive loss................................... $--  $(2,688)
                                                                 ==== =======

7.Sale of Towers

   On March 16, 2001, the Company completed the sale and transfer to SBA Communications Corporation (SBA) of 203 towers and related assets for an aggregate purchase price of $66,483, reflecting a price of approximately $328 per site. Concurrent with the sale, the Company entered into a master lease agreement with SBA for the continued use of the space that the Company occupied on the towers prior to the sale. The Company recognized a deferred gain of $25,546 on the sale which will be recognized ratably over the five-year term of the related operating lease-back.

8.Acquisitions

   On February 5, 2001, TeleCorp Wireless purchased from Pegasus PCS Partners, L.L.C. a 15 MHz C-Block PCS license in the Mayaguez, Puerto Rico basic trading area for $18,000.

9.Subsequent Events

 PCS License Acquisition from McLeod

   On April 6, 2001, the Company purchased D-block licenses in Cedar Rapids and Iowa City, Iowa for an aggregate purchase price of $13,117.

 Pending PCS License Acquisition from Knoxville Wireless L.P. and Clarksville Wireless L.P.

   On May 11, 2001, the Company agreed to purchase two F-block licenses in Knoxville and Clarksville, TN for an aggregate purchase price of $11,900.

 Lucent Financing

   On April 3, 2001, the Company entered into a revised commitment with Lucent Technologies Inc. (Lucent) relating to $425,000 gross proceeds of notes. On April 6, 2001, Lucent purchased $171,274 principal amount at maturity of notes for $100,000. These notes will accrete in value until April 15, 2006 and at that

                               TELECORP PCS, INC.

                                ($ in thousands)

time, cash interest will begin to accrue on the notes at a rate of 11% per annum, payable semi-annually. Lucent has also agreed to purchase additional 11% senior subordinated discount notes due 2011 (the October Notes) on or about October 1, 2001 for $100,000 at a yield to maturity of 11%. The issuance of the October Notes will be conditioned on, among other things, that there be no event of default in existence relating to the Company's or its subsidiaries' debt that amounts to more than $100,000, that the Company not be in default under a certain equipment procurement contract between TeleCorp Wireless and Lucent, and that the Company execute an exchange and registration rights agreement substantially in the form as that agreed upon by the parties. Finally, as part of this revised commitment, subject to the same conditions as the issuance of the October Notes, Lucent has agreed, at any time after October 1, 2001 and from time to time thereafter through May 13, 2002, to purchase senior subordinated discount notes due 2011 that would yield aggregate gross proceeds to the Company of up to $225,000. The yields at which these notes would be issued to Lucent would be the lesser of 12% and 25 basis points below the average of the last sale yield of the TeleCorp Wireless 11 5/8% senior subordinated discount notes due 2009 over the five trading days prior to the date on which the Company gives notice to Lucent of the issuance of these notes.

   Additionally, in connection with the revised commitment, Lucent has agreed to extend their commitment to purchase up to $75,000 principal amount of Series A increasing rate notes and Series B increasing rate notes from TeleCorp Wireless at a price equal to the principal amount of these notes. Lucent's obligation to purchase these Series A increasing rate notes and Series B increasing rate notes will expire on October 31, 2001 and October 31, 2002, respectively, and will be reduced dollar-for-dollar for every dollar of gross proceeds in excess of $350,000 received by the Company from the sale of its senior subordinated discount notes due 2011 described above. If TeleCorp Wireless issues these notes prior to October 31, 2001, one-half of these notes would be Series A increasing rate notes and one-half would be Series B increasing rate notes. If the Company issues these notes on or after October 31, 2001, all of the notes will be Series B increasing rate notes. However, in connection with this extension Lucent agreed to amend the mandatory prepayment threshold as a result of certain equity offerings from $198,000 to $368,100. The terms of the Series B increasing rate notes are the same as the Series A increasing rate notes except:

  1) the interest rate is 12 1/8%;

  2) on or prior to May 11, 2004 interest will be payable in additional Series B increasing rate notes; and

  3) the Series B increasing rate notes would be mandatorily prepayable from the net cash proceeds of the issuance by TeleCorp Wireless, in a public offering or private placement, of debt securities that are senior to the Series A increasing rate notes and the Series B increasing rate notes. Such prepayment would not be required, however, in the case of a private placement (other than a Rule 144A offering) in connection with the financing of certain additional BTAs or MTAs or in the case of any funding under TeleCorp Wireless's bank credit agreement or any replacement credit facility.

 TeleCorp Wireless Senior Credit Facility

   On April 5, 2001, the Company drew $35,000 from its Senior Credit Facility Tranche C.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   You should read the following discussion in conjunction with (1) the Company's accompanying unaudited Consolidated Financial Statements and notes thereto included in this report on Form 10-Q and (2) the Company's audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2000 included in our Annual Report on Form 10-K for such period. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements.

Overview

   The Company, through its operating subsidiaries, is the largest AT&T Wireless affiliate in the United States providing digital wireless personal communications services, to a licensed service area covering approximately 37 million people. The Company is a holding company with two principal subsidiaries, TeleCorp Wireless and Tritel. The Company was formed in connection with, and to facilitate, the acquisition of Tritel by TeleCorp Wireless. As of March 31, 2001, the Company had launched service in 74 markets having approximately 30 million people and representing approximately 81% of the population where the Company holds licenses in the United States and Puerto Rico. As of March 31, 2001, TeleCorp Wireless and Tritel collectively served more than 752,000 customers. Together with Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

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

Results of Operations

   Three months ended March 31, 2001 compared to three months ended March 31,
2000

Subscribers

   Net additions were 86,174 and 86,106 for the three months ended March 31, 2001 and 2000, respectively. Total PCS subscribers were 752,599 and 228,337 as of March 31, 2001 and 2000, respectively. The increase in total PCS subscribers over the same period in 2000 was primarily due to the addition of 179,000 Tritel subscribers in the Tritel acquisition and to launching additional markets from the period April 1, 2000 to March 31, 2001.

Revenue

   Revenue for the three months ended March 31, 2001 and 2000 was $149.7 million and $55.4 million, respectively. Service revenue was $109.1 million and $36.9 million for the three months ended March 31, 2001 and 2000, respectively. The increase in service revenue of $72.2 million was primarily due to the addition of approximately 524,000 subscribers from April 1, 2000 to March 31, 2001, the launching of new markets and customer activity related to the Tritel acquisition and a contribution and exchange transaction, which took place with AT&T in November 2000. Roaming revenue was $28.5 million and $11.5 million for the three months ended March 31, 2001 and 2000, respectively. The increase in roaming revenue of $17.0 million was due primarily to the integration of 2,201 additional cell sites during the twelve months ended March 31, 2001. Equipment revenue was $12.1 million and $7.1 million for the three months ended March 31, 2001 and 2000, respectively. The equipment revenue increase of $5.0 million over the same period in 2000 was due primarily to the sales of handsets and related accessories in connection with significant additions to our subscriber base during the three months ended March 31, 2001.

Cost of revenue

   Cost of revenue was $40.9 million and $19.0 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of revenue of $21.9 million over the same period in 2000 was due primarily to the acquisition of Tritel, additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due to significant additions to our subscriber base during the three months ended March 31, 2001.

Operations and development

   Operations and development expense was $36.6 million and $11.0 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $25.6 million over the same period in 2000 was primarily due to the acquisition of Tritel and the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $67.6 million and $34.6 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $33.0 million over the same period in 2000 was primarily due to the acquisition of Tritel and to the cost of acquiring the significantly increased gross additions. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was $50.1 million and $27.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $22.8 million over the same period in 2000 was primarily due to the acquisition of Tritel and to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $134.9 million and $23.5 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $111.4 million over the same period in 2000 relates primarily to amortization of goodwill recorded in conjunction with the acquisition of Tritel and depreciation of the Company's property, plant and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between April 1, 2000 and March 31, 2001.

Interest expense

   Interest expense was $60.5 million, net of capitalized interest of $1.5 million for the three months ended March 31, 2001. Interest expense was $17.0 million, net of capitalized interest of $0.6 million for the three months ended March 31, 2000. The increase of $43.5 million over the same period in 2000 relates primarily to interest expense on TeleCorp Wireless's 10 5/8% senior subordinated notes issued in July 2000, interest expense on Tritel's 10 3/8% senior subordinated notes issued in February 2001, additional FCC debt and $100 million of additional TeleCorp Wireless senior credit facility drawn during the twelve months ended March 31, 2001, and additional interest expense related to Tritel's debt.

Interest income and other

   Interest income and other was $7.3 million and $2.4 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $4.9 million over the same period in 2000 was due primarily to larger cash and short-term investment balances that resulted from Tritel's $450 million senior subordinated notes offering in February of 2001.

Income tax benefit

   Income tax benefit was $75.3 million and $0 for the three months ending March 31, 2001 and 2000, respectively. This increase is due to the recognition of net deferred tax assets principally comprised of net operating losses which are offset by the merger related deferred tax liability recorded on November 13, 2000. As the Company anticipates future tax net operating losses, the Company expects the income tax benefit to increase.

Liquidity and Capital Resources

   The Company has been relying on the proceeds from borrowings and issuances of capital stock, rather than revenues, for its primary sources of cash flow. The Company began commercial operations in December 1998 and began earning recurring revenues by the end of the first quarter of 1999.

   Cash and cash equivalents totaled $412.8 million at March 31, 2001, as compared to $260.8 million at December 31, 2000. This increase was the result of incoming cash provided by financing activities of $386.6 million, offset by $100.0 million of cash used in operating activities and $134.6 million of cash used in network development and investing activities.

   During the three months ended March 31, 2001, the Company received proceeds from long-term debt, net of repayments, of $389.1 million. Cash outlays for capital expenditures required to develop and construct the Company's network totaled $158.8 million. The Company received proceeds from the sale of 203 of its towers of $66.1 million. The Company spent $18.1 million to purchase PCS licenses. Cash used in operating activities of $100.0 million for the three months ended March 31, 2001 resulted from a net loss of $158.4 million that was partially offset by non-cash charges, net of the tax benefit, of $91.2 million.

   During the same period ended March 31, 2000, the Company had a net decrease in cash of $87.7 million as a result of $58.6 million of cash used in operating activities and $70.7 million of cash used in investing activities, offset by cash provided by financing activities of $41.5 million. Cash used in operating activities resulted from a net loss of $74.5 million that was partially offset by non-cash charges of $41.3 million. Cash used in investing activities resulted primarily from cash outlays for capital expenditures required for the development and construction of the Company's network of $52.5 million, deposits on PCS licenses of $12.1 million and the payment of Tritel acquisition costs of $5.1 million. Cash provided by financing activities resulted primarily from the sale of common stock to AT&T of $41.9 million.

Forward Looking Statements: Cautionary Statements

   Statements in this report expressing the expectations and beliefs of the Company regarding our future results or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements. Although we believe that the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, the risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to market risk from changes in interest rates that could impact its results of operations. The Company manages interest rate risk through a combination of fixed and variable rate debt.

   At March 31, 2001 the Company had the following debt instruments outstanding:

  . $200.0 million of term loan A and $100.0 million of term loan B under the Tritel senior credit facility ($290.3 million carrying value), which carried a weighted average rate of 9.43%;

  . $100.0 million of tranche A and $225.0 million of tranche B notes under the TeleCorp Wireless senior credit facility, which carried a weighted average rate of 7.87%;

  .  $450.0 million of the Tritel 10 3/8% senior subordinated notes due 2011;

  . $450.0 million of the TeleCorp Wireless 10 5/8% senior subordinated notes due 2010;

  . $407.8 million carrying value ($575.0 million at maturity) of the TeleCorp Wireless 11 5/8% senior subordinated discount notes due 2009;

  . $238.6 million carrying value ($372.0 million at maturity) of the Tritel 12 3/4% senior subordinated discount notes due 2009;

  . $132.1 million debt ($125.9 million discounted) to the FCC, due in quarterly installments from 2001 to 2008 bearing a rate of between 6.125%-7.0%, discounted to yield between 8.0%-11.8%; and

  .  $48.6 million of vendor financing debt which carried a rate of 10.0%.

   The Company's senior subordinated notes, senior subordinated discount notes, FCC debt and vendor financing debt, are fixed interest rate debt securities and as a result are less sensitive to market rate fluctuations. However, the Company's senior credit facilities and other amounts available to the Company under these agreements are variable interest rate debt securities.

   The Company uses interest rate swaps to hedge the effect of fluctuations in interest rates from its senior credit facilities. These transactions are classified as cash-flow hedging instruments pursuant to the definitions contained in Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company on January 1, 2001. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. As of March 31, 2001, the Company had entered into thirteen interest rate swap agreements totaling a notional amount of $425.0 million to convert the Company's variable rate debt to fixed rate debt.

   The following table provides information about the market risk exposure associated with the Company's variable rate debt at maturity, value of the debt and the market risk exposure associated with the interest rate swaps at March 31, 2001:

                                                 Expected Maturity
                            --------------------------------------------------------------------
                                                                                         Fair
                            2001   2002    2003   2004   2005   Thereafter    Total      Value
                            ----  ------  ------  -----  -----  ----------   --------  ---------
                                                  ($ in millions)
       Liabilities:
Long-Term Debt:
 Face value of long-term
  fixed rate debt (a)...... $2.8  $  4.0  $ 27.1  $29.0  $31.1   $1,957.9(b) $2,051.9  $ 1,672.3(c)
 Average interest rate
  (d)......................  6.2%    6.2%    6.9%   6.9%   6.9%      11.2%       11.0%
 Face value of TeleCorp
  Wireless Senior Credit
  Facility variable rate
  debt..................... $0.0  $  6.2  $ 12.2  $27.2  $32.2   $  247.2    $  325.0  $   325.0(f)
 Average interest rate
  (e)......................  0.0%    7.9%    7.9%   7.9%   7.9%       7.9%        7.9%
 Face value of Tritel
  Senior Credit Facility
  variable rate debt....... $0.0  $  4.5  $ 13.9  $20.1  $23.2   $  238.3    $  300.0  $   290.3(f)
 Average interest rate
  (e)......................  0.0%    9.4%    9.4%   9.4%   9.4%       9.4%        9.4%
 Interest Rate Derivatives:
Interest rate swaps:
 Variable to fixed (g).....       $200.0  $225.0                             $  425.0  $ (5,334)(h)
 Average pay rate (i)......         5.29%   5.24%                                5.26%
 Average receive rate (i)..         4.90%   4.87%                                4.88%

--------
(a) Fixed rate debt consists of FCC government debt, 11 5/8% senior subordinated discount notes, 10 5/8% senior subordinated notes, 10 3/8% senior subordinated notes, 12 3/4% senior subordinated discount notes, and vendor financing.
(b) The interest rate on the vendor financing increased 1.5% on January 1, 2001 and shall not exceed 12.125%. The future principal amount in 2009 includes all unpaid interest of the vendor financing debt and totals $72.7 million. This total balance for all payments subsequent to 2005 also includes the future principal payment of $575.0 million of 11 5/8% senior subordinated discount notes in 2009, $450.0 million of 10 3/8% senior subordinated notes in 2011, $450.0 million of 10 5/8% senior subordinated notes in 2010, $372.0 million of 12 3/4% senior subordinated discount notes in 2009, and $38.2 million of FCC debt due in quarterly installments through 2008.
(c) The fair value is based on (1) the carrying value of the FCC debt of $125.9 million, (2) the carrying value of the vendor financing of $48.6 million,
    (3) the $382.4 million market value of the 11 5/8% senior subordinated discount notes priced at 12.6% on March 31, 2001, (4) the $430.9 million market value of the 10 3/8% senior subordinated notes priced at 11.1% on March 31, 2001, (5) the $434.2 million market value of the 10 5/8% senior subordinated notes priced at 11.2% on March 31, 2001, and (6) the $250.3 million market value of the 12 3/4% senior subordinated discount notes priced at 12.9% on March 31, 2001.
(d) Average interest rate is calculated as the weighted average rate related to the repayments of debt instruments in the year indicated of maturity.
(e) The interest rate of the variable debt securities may and is expected to vary before maturity. The amount indicated is the current weighted average rate as of March 31, 2001.
(f) The fair value of the TeleCorp Wireless variable rate debt instruments is expected to approximate fair value. The fair value of the Tritel variable rate debt instruments was assessed by management upon the acquisition of Tritel based on current market interest rates and management's estimated costs to obtain similar financing.

(g) Represents the total notional amount of the six swap agreements related to the TeleCorp Wireless tranche B senior credit facility of $225.0 million and the seven swap agreements related to the Tritel term loan A senior credit facility in the amount of $200.0 million.
(h) Represents the fair value of the variable to fixed interest rate swaps as if the transactions were settled March 31, 2001. The negative value represents a liability of the Company at March 31, 2001.
(i) The average pay rate and average receive rate are based on the March 31, 2001 rate of TeleCorp Wireless variable rate tranche B debt on the senior credit facility less the fixed yield of 8.24% and the Tritel variable rate term loan A on the senior credit facility less the fixed yield of 9.05%. These amounts may change due to fluctuations in the variable rate debt. The Tritel and TeleCorp Wireless senior credit facility swaps expire in 2002 and 2003, respectively.

   The Company is exposed to the impact of interest rate changes on its short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to investment income.

   The Company is not exposed to fluctuations in currency exchange rates since its operations are entirely within the United States and its territories and all of the Company's services are invoiced in U.S. dollars.

PART II--Other Information

Item 1. Legal Proceedings.

   None.

Items 2, 3, 4 and 5.

   None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
  4.1*   Indenture, dated as of January 24, 2001, by and among Tritel PCS,
         Inc., Tritel, Inc., Tritel Communications, Inc., Tritel Finance, Inc.,
         and Firstar Bank, N.A., as trustee.
  4.2*   Supplemental Indenture to 12 3/4% Senior Subordinated Discount Notes
         due 2009 Indenture, dated as of January 18, 2001, by and among Tritel
         PCS, Inc., Tritel, Inc., Tritel Communications, Inc. and Tritel
         Finance, Inc., and The Bank of New York, as trustee.
  4.3    Securities Purchase Agreement, dated April 3, 2000, among TeleCorp
         PCS, Inc., Lucent Technologies Inc. and Firstar Bank, N.A.
  4.4    Indenture, dated as of April 6, 2001, between TeleCorp PCS, Inc. and
         Firstar Bank, N.A.
  4.5    Exchange and Registration Rights Agreement, dated April 6, 2001, between TeleCorp PCS, Inc. and Lucent Technologies Inc.
  4.6    First Amendment to the Amended and Restated Note Purchase Agreement,
         dated as of April 4, 2001, between TeleCorp Wireless, Inc. and Lucent
         Technologies Inc.
 10.1*   Exchange and Registration Rights Agreement, dated January 24, 2001, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications, Inc.,
         Tritel Finance, Inc., Salomon Smith Barney Inc., and Lehman Brothers
         Inc., on behalf of themselves and Merrill Lynch, Pierce, Fenner &
         Smith Incorporated, Banc of America Securities LLC, and TD Securities
         (USA) Inc.
 10.2*   Purchase Agreement, dated January 19, 2001, by and among Tritel PCS,
         Inc., Tritel, Inc., Tritel Communications, Inc., Tritel Finance, Inc.,
         Salomon Smith Barney Inc., and Lehman Brothers Inc., on behalf of themselves and Merrill Lynch, Pierce, Fenner & Smith Incorporated,
         Banc of America Securities LLC, and TD Securities (USA) Inc.

 Exhibit
 Number                                Description
 -------                               -----------
 10.3*   Third Amendment to Amended and Restated Loan Agreement and Consent,
         dated as of January 9, 2001, by and among Tritel PCS, Inc., Tritel,
         Inc., The Financial Institutions Signatory Thereto, and Toronto
         Dominion (Texas), Inc., as administrative agent.
 10.4*   Solicitation Agency Agreement, dated as of January 11, 2001, by and among Tritel PCS, Inc., Salomon Smith Barney Inc. and Lehman Brothers
         Inc.
 10.5*   Separation Agreement, effective as of January 6, 2001, among William
         S. Arnett, Tritel, Inc. and TeleCorp PCS, Inc.
 10.6*   Assignment of Agreement, dated as of January 5, 2001, between Tritel,
         Inc. and Tritel License-Alabama, Inc.
 10.7*   Settlement Agreement, executed on March 12, 2001 and effective as of
         November 13, 2000, among Tritel, Inc., Airwave Communications, LLC,
         Airwave Investor Indemnitors and Digital PCS, LLC.
 10.8    Purchase Agreement, dated September 15, 2000, among TeleCorp Realty,
         LLC, TeleCorp Puerto Rico Realty, Inc., TeleCorp Communications, Inc.,
         SBA Towers, Inc. and SBA Telecommunications, Inc.
 10.9    Addendum to Purchase Agreement, dated as of November 29, 2000, among
         TeleCorp Realty, LLC, TeleCorp Puerto Rico Realty, Inc., TeleCorp
         Communications, Inc., SBA Towers, Inc. and SBA Telecommunications,
         Inc.
 10.10   Closing Agreement to Purchase Agreement, dated March 16, 2001, among
         TeleCorp Realty, LLC, TeleCorp Puerto Rico Realty, Inc., TeleCorp
         Communications, Inc., SBA Towers, Inc. and SBA TC Acquisition, Inc.
 10.11   Letter Agreement regarding Purchase Agreement dated September 15,
         2000, dated October 13, 2000, among TeleCorp Realty, LLC, TeleCorp
         Puerto Rico Realty, Inc., TeleCorp Communications, Inc., SBA Towers,
         Inc. and SBA Telecommunications, Inc.
 10.12   Letter Agreement regarding Purchase Agreement dated September 15,
         2000, dated February 17, 2001, among TeleCorp Realty, LLC, TeleCorp
         Puerto Rico Realty, Inc., TeleCorp Communications, Inc., SBA Towers,
         Inc. and SBA Telecommunications, Inc.

--------
* Incorporated by reference to the Registration Statement on Form S-4 of Tritel PCS, Inc. File No. 333-55606 filed on February 14, 2001, as amended.

(b) Reports on Form 8-K:

   TeleCorp PCS, Inc. filed a Current Report on Form 8-K dated January 17, 2001, reporting events under Item 5.

   TeleCorp PCS, Inc. filed a Current Report on Form 8-K dated January 19, 2001, reporting events under Item 5.

   TeleCorp PCS, Inc. filed a Current Report on Form 8-K dated January 22, 2001, reporting events under Item 5.

   TeleCorp PCS, Inc. filed a Current Report on Form 8-K dated March 15, 2001, reporting events under Item 5.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001
                                          TeleCorp PCS, Inc.

                                                   /s/ Thomas H. Sullivan
                                          By: _________________________________
                                                     Thomas H. Sullivan
                                              Executive Vice President, Chief
                                                Financial Officer (Principal
                                             Financial and Accounting Officer)
                                                        and Director