Form 10-Q
period 2001-06-30
TELECORP PCS INC /VA/
filed 2001-08-14
CIK 1113948

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the transition period from     to    .

                       Commission file number: 000-31941

                              TeleCorp PCS, Inc.
            (Exact name of registrant as specified in its charter)

           DELAWARE                          54-1872248
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

                               -----------------

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

   As of August 8, 2001, the outstanding shares of each class of TeleCorp PCS, Inc. common stock are as follows:

Class A Common Stock.......... 179,820,248
Class C Common Stock..........     283,813
Class D Common Stock..........     851,429
Class E Common Stock..........       5,246
Class F Common Stock..........      37,705
Voting Preference Common Stock       3,093


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I Financial Information

   Item 1. Financial Statements
          Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited)..............   3
          Consolidated Statements of Operations and Comprehensive Loss for the three months ended
            June 30, 2000 (unaudited) and 2001 (unaudited) and for the six months ended June 30,
            2000 (unaudited) and 2001 (unaudited)........................................................  4
          Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000
            (unaudited) and 2001 (unaudited).............................................................  5
          Notes to Consolidated Financial Statements.....................................................  6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........  12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................  16

PART II Other Information

   Item 1. Legal Proceedings.............................................................................  19

   Item 2. Changes in Securities and Use of Proceeds.....................................................  19

   Item 3. Defaults Upon Senior Securities...............................................................  19

   Item 4. Submission of Matters to a Vote of Security Holders...........................................  19

   Item 5. Other Information.............................................................................  19

   Item 6. Exhibits and Reports on Form 8-K..............................................................  19

PART I--Financial Information

Item 1. Financial Statements

                              TELECORP PCS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                                                                           December 31,
                                                                                                               2000
                                                                                                           ------------

                                                 ASSETS
Current assets:
   Cash and cash equivalents..............................................................................  $  260,809
   Short-term investments.................................................................................      34,189
   Accounts receivable, net...............................................................................      59,515
   Inventory, net.........................................................................................      42,498
   Prepaid expenses and other current assets..............................................................      14,813
                                                                                                            ----------
      Total current assets................................................................................     411,824
Property and equipment, net...............................................................................   1,223,253
PCS licenses and microwave relocation costs, net..........................................................   3,698,436
Goodwill, net.............................................................................................   2,506,737
Intangible assets--AT&T agreements and other, net.........................................................     783,185
Other assets..............................................................................................      77,581
                                                                                                            ----------
      Total assets........................................................................................  $8,701,016
                                                                                                            ==========
                        LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                                          STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................................................  $  110,032
   Accrued expenses and other.............................................................................     221,005
   Microwave relocation obligation, current portion.......................................................      25,232
   Long-term debt, current portion........................................................................      63,743
   Accrued interest.......................................................................................      27,764
                                                                                                            ----------
      Total current liabilities...........................................................................     447,776
Long-term debt............................................................................................   1,861,800
Accrued expenses and other................................................................................      60,659
Deferred tax liability....................................................................................     976,323
                                                                                                            ----------
      Total liabilities...................................................................................   3,346,558
                                                                                                            ----------
Mandatorily redeemable preferred stock, 595,000 shares authorized as of December 31, 2000 and June 30,
 2001; issued and outstanding, 474,007 and 473,944 shares, respectively (liquidation preference $551,920
 as of June 30, 2001).....................................................................................     503,105
Preferred stock subscriptions receivable..................................................................     (59,542)
                                                                                                            ----------
      Total mandatorily redeemable preferred stock, net...................................................     443,563
                                                                                                            ----------
Commitments and contingencies
Stockholders' equity:
   Series F preferred stock, par value $.01 per share, 15,450,000 shares authorized as of December 31,
    2000 and June 30, 2001; 14,912,778 shares issued and outstanding (liquidation preference $1 as of
    June 30, 2001)........................................................................................         149
   Series G preferred stock, par value $.01 per share, 100,000 shares authorized as of December 31, 2000 and June 30, 2001; 46,374 shares issued and outstanding (liquidation preference $46,374 as of June
    30, 2001).............................................................................................     716,550
   Common stock, par value $.01 per share, 1,934,463,093 shares authorized as of December 31, 2000 and
    June 30, 2001; issued 180,914,734 and 181,427,789 shares, respectively, and outstanding
    180,734,235 and 181,000,306 shares, respectively......................................................       1,807
   Additional paid-in capital.............................................................................   4,591,202
   Deferred compensation..................................................................................     (27,832)
   Accumulated other comprehensive income (loss)..........................................................         958
   Accumulated deficit....................................................................................    (371,939)
                                                                                                            ----------
      Total stockholders' equity..........................................................................   4,910,895
                                                                                                            ----------
      Total liabilities, mandatorily redeemable preferred stock and stockholders' equity..................  $8,701,016
                                                                                                            ==========

                                                                                                            June 30,
                                                                                                              2001
                                                                                                           -----------
                                                                                                           (unaudited)
                                                 ASSETS
Current assets:
   Cash and cash equivalents.............................................................................. $  352,922
   Short-term investments.................................................................................      7,050
   Accounts receivable, net...............................................................................     85,720
   Inventory, net.........................................................................................     19,507
   Prepaid expenses and other current assets..............................................................     42,351
                                                                                                           ----------
      Total current assets................................................................................    507,550
Property and equipment, net...............................................................................  1,316,750
PCS licenses and microwave relocation costs, net..........................................................  3,692,330
Goodwill, net.............................................................................................  2,451,499
Intangible assets--AT&T agreements and other, net.........................................................    735,000
Other assets..............................................................................................     92,578
                                                                                                           ----------
      Total assets........................................................................................ $8,795,707
                                                                                                           ==========
                        LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                                          STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................................................... $   77,207
   Accrued expenses and other.............................................................................    202,941
   Microwave relocation obligation, current portion.......................................................     18,877
   Long-term debt, current portion........................................................................      3,890
   Accrued interest.......................................................................................     47,727
                                                                                                           ----------
      Total current liabilities...........................................................................    350,642
Long-term debt............................................................................................  2,491,011
Accrued expenses and other................................................................................     93,282
Deferred tax liability....................................................................................    820,907
                                                                                                           ----------
      Total liabilities...................................................................................  3,755,842
                                                                                                           ----------
Mandatorily redeemable preferred stock, 595,000 shares authorized as of December 31, 2000 and June 30,
 2001; issued and outstanding, 474,007 and 473,944 shares, respectively (liquidation preference $551,920
 as of June 30, 2001).....................................................................................    524,752
Preferred stock subscriptions receivable..................................................................    (48,543)
                                                                                                           ----------
      Total mandatorily redeemable preferred stock, net...................................................    476,209
                                                                                                           ----------
Commitments and contingencies
Stockholders' equity:
   Series F preferred stock, par value $.01 per share, 15,450,000 shares authorized as of December 31,
    2000 and June 30, 2001; 14,912,778 shares issued and outstanding (liquidation preference $1 as of
    June 30, 2001)........................................................................................        149
   Series G preferred stock, par value $.01 per share, 100,000 shares authorized as of December 31, 2000 and June 30, 2001; 46,374 shares issued and outstanding (liquidation preference $46,374 as of June
    30, 2001).............................................................................................    716,550
   Common stock, par value $.01 per share, 1,934,463,093 shares authorized as of December 31, 2000 and
    June 30, 2001; issued 180,914,734 and 181,427,789 shares, respectively, and outstanding
    180,734,235 and 181,000,306 shares, respectively......................................................      1,810
   Additional paid-in capital.............................................................................  4,573,831
   Deferred compensation..................................................................................    (25,877)
   Accumulated other comprehensive income (loss)..........................................................     (1,953)
   Accumulated deficit....................................................................................   (700,854)
                                                                                                           ----------
      Total stockholders' equity..........................................................................  4,563,656
                                                                                                           ----------
      Total liabilities, mandatorily redeemable preferred stock and stockholders' equity.................. $8,795,707
                                                                                                           ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              TELECORP PCS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    ($ in thousands, except per share data)

                                                For the three months ended   For the six months ended
                                                         June 30,                    June 30,
                                                --------------------------  --------------------------
                                                   2000          2001          2000          2001
                                                ------------  ------------  ------------  ------------
                                                (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenue:
   Service..................................... $     51,119  $    128,752  $     88,056  $    237,901
   Roaming.....................................       14,699        32,878        26,151        61,360
   Equipment...................................        6,193        11,630        13,250        23,683
                                                ------------  ------------  ------------  ------------
       Total revenue...........................       72,011       173,260       127,457       322,944
                                                ------------  ------------  ------------  ------------
Operating expenses:
   Cost of revenue.............................       21,407        49,254        40,433        90,188
   Operations and development (including
     non-cash stock compensation of $564,
     $632, $771 and $1,082)....................       14,569        36,820        25,535        73,437
   Selling and marketing (including non-cash
     stock compensation of $427, $322, $559
     and $667).................................       40,141        74,380        74,766       142,018
   General and administrative (including non-
     cash stock compensation of $20,815,
     $3,994, $25,553 and $7,149)...............       47,071        56,510        74,347       106,634
   Depreciation and amortization...............       26,915       142,757        50,383       277,653
                                                ------------  ------------  ------------  ------------
       Total operating expenses................      150,103       359,721       265,464       689,930
                                                ------------  ------------  ------------  ------------
       Operating loss..........................      (78,092)     (186,461)     (138,007)     (366,986)
Other income (expense):
   Interest expense............................      (17,273)      (66,568)      (34,263)     (127,033)
   Interest income and other...................        1,491         5,562         3,897        12,897
   Gain (loss) on derivatives..................           --           321            --        (4,016)
                                                ------------  ------------  ------------  ------------
       Net loss before income taxes............      (93,874)     (247,146)     (168,373)     (485,138)
Income tax benefit.............................           --        80,114            --       155,416
                                                ------------  ------------  ------------  ------------
   Net loss before cumulative effect of change
     in accounting principle...................      (93,874)     (167,032)     (168,373)     (329,722)
   Cumulative effect of change in accounting
     principle, net of tax.....................           --            --            --           807
                                                ------------  ------------  ------------  ------------
       Net loss................................      (93,874)     (167,032)     (168,373)     (328,915)
Accretion of mandatorily redeemable preferred
  stock........................................       (8,156)      (10,872)      (15,889)      (21,647)
                                                ------------  ------------  ------------  ------------
   Net loss attributable to common equity......     (102,030)     (177,904)     (184,262)     (350,562)
Other comprehensive loss, net of tax...........           --          (223)           --        (2,911)
                                                ------------  ------------  ------------  ------------
   Comprehensive loss attributable to
     common equity............................. $   (102,030) $   (178,127) $   (184,262) $   (353,473)
                                                ============  ============  ============  ============
Net loss attributable to common equity before
  cumulative effect of change in accounting
  principle per share--basic and diluted....... $      (1.01) $      (0.92) $      (1.84) $      (1.82)
Cumulative effect of change in accounting
  principle per share--basic and diluted....... $         --  $         --  $         --  $       0.01
                                                ------------  ------------  ------------  ------------
Net loss attributable to common equity per
  share--basic and diluted..................... $      (1.01) $      (0.92) $      (1.84) $      (1.81)
                                                ============  ============  ============  ============
Weighted average common equity shares
  outstanding--basic and diluted ..............  101,247,896   193,988,730   100,414,647   193,902,761
                                                ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                              TELECORP PCS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                                                For the six months
                                                                                  ended June 30,
                                                                              ----------------------
                                                                                 2000        2001
                                                                              ----------- -----------
                                                                              (unaudited) (unaudited)
Cash flows from operating activities:
   Net cash used in operating activities.....................................  $(123,533)  $(173,749)
                                                                               ---------   ---------
Cash flows from investing activities:
   Expenditures for property and equipment...................................   (109,117)   (285,259)
   Purchase of short-term investments........................................         --     (45,766)
   Proceeds from the sale of short-term investments..........................         --      72,977
   Capitalized interest......................................................     (1,798)     (2,830)
   Proceeds from sale of property and equipment..............................         --      71,988
   Expenditures for microwave relocation.....................................     (4,279)     (4,881)
   Purchase of PCS licenses..................................................       (733)    (38,203)
   Payment of FCC deposit on PCS licenses....................................    (12,368)         --
   Proceeds from liquidation of assets held for sale.........................         --         251
   Payment of Tritel acquisition costs.......................................     (8,409)    (21,430)
                                                                               ---------   ---------
       Net cash used in investing activities.................................   (136,704)   (253,153)
                                                                               ---------   ---------
Cash flows from financing activities:
   Proceeds from sale of common stock........................................     41,869          --
   Receipt of mandatorily redeemable preferred stock subscription receivable.         --      10,999
   Proceeds from long-term debt..............................................     65,000      35,000
   Proceeds from issuance of senior subordinated notes.......................         --     450,000
   Payment on revolving credit facility......................................         --     (90,000)
   Proceeds from revolving credit facility...................................         --      30,000
   Proceeds from vendor long-term debt.......................................         --     100,000
   Payments on long term debt................................................       (675)     (1,828)
   Payments of debt issuance costs...........................................        (64)    (15,156)
                                                                               ---------   ---------
       Net cash provided by financing activities.............................    106,130     519,015
                                                                               ---------   ---------
Net (decrease) increase in cash and cash equivalents.........................   (154,107)     92,113
Cash and cash equivalents at the beginning of period.........................    182,330     260,809
                                                                               ---------   ---------
Cash and cash equivalents at the end of period...............................  $  28,223   $ 352,922
                                                                               =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                              TELECORP PCS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($ in thousands)

1. Summary of Significant Accounting Policies

  Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

  Reclassifications

   Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the three and six months ended June 30, 2001.

  Consolidation

   The consolidated financial statements include the accounts of TeleCorp PCS, Inc. (the Company) and its wholly-owned subsidiaries, which include, among others, Tritel, Inc. (Tritel) and TeleCorp Wireless, Inc. (TeleCorp Wireless). All intercompany accounts and transactions have been eliminated in consolidation.

  Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company intends to adopt SFAS No. 141, which requires, among other matters, that purchase accounting to be applied to business combinations initiated after June 30, 2001 by a for-profit organization. The Company intends to adopt SFAS No. 142 as of June 30, 2001 by a for-profit organization. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement). The Company is in the process of determining the effect of adopting this standard.

2. Derivative Instruments and Hedging Activities

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

                              TELECORP PCS, INC.

                               ($ in thousands)


   Market risk is the risk that the value of a financial instrument might be adversely affected by a change in interest rates. The Company manages the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

  Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable-rate debt to fixed-rate debt. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. The level of fixed-rate debt, after the effects of interest rate swaps have been considered, is currently greater than 50% of the total Company variable-rate senior credit facility debt. The Company also uses certain derivative financial instruments that did not meet the criteria to be designated for hedge accounting.

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

   As of June 30, 2001, the Company recorded a liability of $3,209 and recognized a loss on derivatives for the six months ended June 30, 2001 of $4,016 in the statement of operations, which represented the change in the fair value of the derivatives which were not designated for hedge accounting. The Company recognized an unrealized loss for the three and six months ended June 30, 2001 in Other Comprehensive Loss of $149 and $4,396, respectively, and recorded a liability of $1,953, which represented the change in the fair value of the derivatives which were designated for hedge accounting. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

3. Accrued Expenses and Other

   Accrued expenses and other consist of the following:

                                                December 31,  June 30,
                                                    2000        2001
                                                ------------ -----------
                                                             (unaudited)
Property and equipment.........................   $ 78,723    $ 59,981
Sales and property taxes.......................     38,839      44,449
Payroll and related liabilities................     31,738      21,398
Accrued operational expenses...................     47,935      47,965
Long-term microwave relocation obligation......     29,634      29,634
Acquisition related liabilities................     22,650      12,198
Deferred gain on sale of property and equipment         --      38,466
Other liabilities..............................     32,145      42,132
                                                  --------    --------
                                                   281,664     296,223
Less: non-current portion......................     60,659      93,282
                                                  --------    --------
                                                  $221,005    $202,941
                                                  ========    ========

                              TELECORP PCS, INC.

                               ($ in thousands)


4. Long-term Debt

   Long-term debt consists of the following:

                                                             December 31,  June 30,
                                                                 2000        2001
                                                             ------------ -----------
                                                                          (unaudited)
Tritel senior credit facility...............................  $  350,183  $  290,884
TeleCorp Wireless senior credit facility....................     325,000     360,000
TeleCorp Wireless 10 5/8% senior subordinated notes.........     450,000     450,000
TeleCorp Wireless 11 5/8% senior subordinated discount notes     396,572     419,620
Tritel 10 3/8% senior subordinated notes....................          --     450,000
Tritel 12 3/4% senior subordinated discount notes...........     229,936     246,591
TeleCorp PCS 11% senior subordinated discount notes.........          --     102,750
U.S. Government financing...................................     126,409     125,333
Vendor financing............................................      47,443      49,723
                                                              ----------  ----------
                                                               1,925,543   2,494,901
Less: current portion.......................................      63,743       3,890
                                                              ----------  ----------
                                                              $1,861,800  $2,491,011
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

  TeleCorp Wireless Senior Credit Facility

   On April 5, 2001, the Company drew $35,000 from its TeleCorp Wireless Senior Credit Facility Tranche C term loan. Interest on the Tranche C loan was 7.85% at June 30, 2001.

  TeleCorp PCS Senior Subordinated Discount Notes

   On April 3, 2001, the Company entered into a revised commitment with Lucent Technologies Inc. (Lucent) relating to $425,000 gross proceeds of notes. On April 6, 2001, Lucent purchased $171,274 principal amount at maturity of notes for $100,000. These notes will accrete in value until April 15, 2006 and at that time, cash interest will begin to accrue on the notes at a rate of 11% per annum, payable semi-annually. Lucent has also

                              TELECORP PCS, INC.

                               ($ in thousands)

agreed to purchase additional 11% senior subordinated discount notes due 2011 (the October Notes) on or about October 1, 2001 for $100,000 at a yield to maturity of 11%. The issuance of the October Notes will be conditioned on, among other things, that there be no event of default in existence relating to the Company's or its subsidiaries' debt that amounts to more than $100,000, that the Company not be in default under a certain equipment procurement contract between TeleCorp Wireless and Lucent, and that the Company execute an exchange and registration rights agreement substantially in the form as that agreed upon by the parties. Finally, as part of this revised commitment, subject to the same conditions as the issuance of the October Notes, Lucent has agreed, at any time after October 1, 2001 and from time to time thereafter through May 13, 2002, to purchase senior subordinated discount notes due 2011 that would yield aggregate gross proceeds to the Company of up to $225,000. The yields at which these notes would be issued to Lucent would be the lesser of 12% or 25 basis points below the average of the last sale yield of the TeleCorp Wireless 11 5/8% senior subordinated discount notes due 2009 over the five trading days prior to the date on which the Company gives notice to Lucent of the issuance of these notes.

   Additionally, in connection with the revised commitment, Lucent has agreed to extend its commitment to purchase up to $75,000 principal amount of Series A increasing rate notes and Series B increasing rate notes from TeleCorp Wireless at a price equal to the principal amount of these notes. Lucent's obligation to purchase these Series A increasing rate notes and Series B increasing rate notes will expire on October 31, 2001 and October 31, 2002, respectively, and will be reduced dollar-for-dollar for every dollar of gross proceeds in excess of $350,000 received by the Company from the sale of its senior subordinated discount notes due 2011 described above. If TeleCorp Wireless issues these notes prior to October 31, 2001, one-half of these notes would be Series A increasing rate notes and one-half would be Series B increasing rate notes. If the Company issues these notes on or after October 31, 2001, all of the notes will be Series B increasing rate notes. However, in connection with this extension, Lucent agreed to amend the mandatory prepayment threshold as a result of certain equity offerings from $198,000 to $368,100. The terms of the Series B increasing rate notes are the same as the Series A increasing rate notes except:

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

                              TELECORP PCS, INC.

                               ($ in thousands)

5. Other Comprehensive Loss

   Other comprehensive loss for the three and six months ended June 30, 2001 and 2000 consists of the following:

                                                         For the three
                                                             months
                                                         ended June 30,
                                                         -------------
                                                         2000   2001
                                                          ---- -------
                                                          (unaudited)
Reclassification of gains realized on sale of securities $--   $   (74)
Unrealized holding losses from interest rate swaps......  --      (149)
                                                          ---  -------
Other comprehensive loss................................ $--   $  (223)
                                                          ===  =======

                                                          For the six
                                                             months
                                                         ended June 30,
                                                         -------------
                                                         2000   2001
                                                          ---- -------
                                                          (unaudited)
Reclassification of gains realized on sale of securities $--   $  (958)
Unrealized holding losses from interest rate swaps......  --    (1,953)
                                                          ---  -------
Other comprehensive loss................................ $--   $(2,911)
                                                          ===  =======

6. Sale of Towers

   On March 16, 2001, the Company completed the sale and transfer to SBA Communications Corporation (SBA) of 203 towers and related assets for an aggregate purchase price of $66,483, reflecting a price of approximately $328 per site. Concurrent with the sale, the Company entered into a master lease agreement with SBA for the continued use of the space that the Company occupied on the towers prior to the sale. The Company recognized a deferred gain on the sale which will be recognized ratably over the five-year term of the related operating lease-back.

   On May 17 and June 29, 2001, the Company completed the sale and transfer to SBA of a total of 35 towers and related assets for an aggregate purchase price of $11,463, reflecting a price of approximately $328 per site. Concurrent with the sale, the Company entered into a master lease agreement with SBA for the continued use of the space that the Company occupied on the towers prior to the sale. The Company recognized a deferred gain on the sale which will be recognized ratably over the five-year term of the related operating lease-back.

7. Acquisitions

   On February 5, 2001, the Company purchased a 15 MHz C-block PCS license in the Mayaguez, Puerto Rico basic trading area for $18,000 in cash.

   On April 5, 2001, the Company purchased D-block licenses in Cedar Rapids and Iowa City, Iowa for an aggregate purchase price of $13,117 in cash.

   On June 18, 2001, the Company purchased E-block licenses in Cedar Rapids, Iowa for an aggregate purchase price of $7,000 in cash.

                              TELECORP PCS, INC.

                               ($ in thousands)


8. Subsequent Events and Committments

  Pending PCS License Acquisition from Knoxville Wireless L.P. and Clarksville Wireless L.P.

   On May 11, 2001, the Company agreed to purchase two F-block licenses in Knoxville and Clarksville, TN for an aggregate purchase price of $11,900 in cash. This agreement is subject to FCC approval.

  TeleCorp Wireless Senior Credit Facility

   On July 6, 2001, the Company drew $50,000 from its Senior Credit Facility Tranche A.

  Receipt of Receivable for Mandatorily Redeemable Preferred Stock

   On July 17, 2001, the Company received $37,650 from its initial investors, which represented a scheduled payment for the receivable related to the Company's Mandatorily Redeemable Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   You should read the following discussion in conjunction with (1) the Company's accompanying unaudited Consolidated Financial Statements and notes thereto included in this report on Form 10-Q and (2) the Company's audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for such period. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements.

Overview

   The Company, through its operating subsidiaries, is the largest AT&T Wireless affiliate in the United States providing digital wireless personal communications services, to a licensed service area covering approximately 37 million people. The Company is a holding company with two principal subsidiaries, TeleCorp Wireless and Tritel. The Company was formed in connection with, and to facilitate, the acquisition of Tritel by TeleCorp Wireless. As of June 30, 2001, the Company had launched service in 76 markets having approximately 31 million people and representing approximately 85% of the population where the Company holds licenses in the United States and Puerto Rico. As of June 30, 2001, TeleCorp Wireless and Tritel collectively served more than 822,000 customers. Together with Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

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

Results of Operations

  Three months ended June 30, 2001 compared to three months ended June 30, 2000

Subscribers

   Net additions were 70,137 and 91,545 for the three months ended June 30, 2001 and 2000, respectively. Total PCS subscribers were 822,736 and 319,882 as of June 30, 2001 and 2000, respectively. The increase in total PCS subscribers over the same period in 2000 was primarily due to the addition of 179,000 Tritel subscribers in the Tritel acquisition, ongoing sales and marketing efforts and the launching of additional markets from the period July 1, 2000 to June 30, 2001.

Revenue

   Revenue for the three months ended June 30, 2001 and 2000 was $173.3 million and $72.0 million, respectively. Service revenue was $128.8 million and $51.1 million for the three months ended June 30, 2001 and 2000, respectively. The increase in service revenue of $77.7 million was primarily due to the addition of approximately 502,000 subscribers from July 1, 2000 to June 30, 2001, the launching of new markets and customer activity related to the Tritel acquisition and a contribution and exchange transaction, which took place with AT&T in November 2000. Roaming revenue was $32.9 million and $14.7 million for the three months ended June 30, 2001 and 2000, respectively. The increase in roaming revenue of $18.2 million was due primarily to the integration of additional cell sites during the twelve months ended June 30, 2001. Equipment revenue was $11.6 million and $6.2 million for the three months ended June 30, 2001 and 2000, respectively. The equipment revenue increase of $5.4 million over the same period in 2000 was due primarily to the sales of handsets and related accessories in connection with the significant growth in gross additions during the three months ended June 30, 2001.

Cost of revenue

   Cost of revenue was $49.3 million and $21.4 million for the three months ended June 30, 2001 and 2000, respectively. The increase in cost of revenue of $27.9 million over the same period in 2000 was due primarily to the acquisition of Tritel, additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs in connection with the significant growth in gross additions during the three months ended June 30, 2001.

Operations and development

   Operations and development expense was $36.8 million and $14.6 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $22.2 million over the same period in 2000 was primarily due to the acquisition of Tritel and the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $74.4 million and $40.1 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $34.3 million over the same period in 2000 was primarily due to the acquisition of Tritel and to the cost of acquiring the significantly increased gross additions. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was $56.5 million and $47.1 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $9.4 million over the same period in 2000 was primarily due to the acquisition of Tritel and to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $142.8 million and $26.9 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $115.9 million over the same period in 2000 relates primarily to amortization of goodwill recorded in conjunction with the acquisition of Tritel and depreciation of the Company's property, plant and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between July 1, 2000 and June 30, 2001.

Interest expense

   Interest expense was $66.6 million, net of capitalized interest of $1.3 million for the three months ended June 30, 2001. Interest expense was $17.3 million, net of capitalized interest of $1.2 million for the three months ended June 30, 2000. The increase of $49.3 million over the same period in 2000 relates primarily to interest expense on TeleCorp Wireless's 10 5/8% senior subordinated notes issued in July 2000, interest expense on Tritel's 10 3/8% senior subordinated notes issued in January 2001, additional FCC debt, $135 million of additional TeleCorp Wireless senior credit facility drawn during the twelve months ended June 30, 2001, $100 million of notes purchased by Lucent and additional interest expense related to debt acquired in the Tritel acquisition.

Interest income and other

   Interest income and other was $5.6 million and $1.5 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $4.1 million over the same period in 2000 was due primarily to larger cash and short-term investment balances that resulted from Tritel's $450 million senior subordinated notes offering in January of 2001.

Income tax benefit

   Income tax benefit was $80.1 million and $0 for the three months ending June 30, 2001 and 2000, respectively. This increase is due to the recognition of net deferred tax assets principally comprised of net operating losses which are reducing the deferred tax liability recorded relating to the acquisition of Tritel on November 13, 2000. As the Company anticipates future tax net operating losses, the Company expects the income tax benefit to increase.

Results of Operations

  Six months ended June 30, 2001 compared to six months ended June 30, 2000

Subscribers

   Net additions were 156,311 and 177,651 for the six months ended June 30, 2001 and 2000, respectively. Total PCS subscribers were 822,736 and 319,882 as of June 30, 2001 and 2000, respectively. The increase in total PCS subscribers over the same period in 2000 was primarily due to the addition of 179,000 Tritel subscribers in the Tritel acquisition and to launching additional markets from the period July 31, 2000 to June 30, 2001.

Revenue

   Revenue for the six months ended June 30, 2001 and 2000 was $322.9 million and $127.5 million, respectively. Service revenue was $237.9 million and $88.1 million for the six months ended June 30, 2001 and 2000, respectively. The increase in service revenue of $149.8 million was primarily due to the addition of approximately 502,000 subscribers from July 1, 2000 to June 30, 2001, the launching of new markets and customer activity related to the Tritel acquisition and a contribution and exchange transaction, which took place with AT&T in November 2000. Roaming revenue was $61.4 million and $26.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase in roaming revenue of $35.2 million was due primarily to the integration of additional cell sites during the twelve months ended June 30, 2001. Equipment revenue was $23.7 million and $13.3 million for the six months ended June 30, 2001 and 2000, respectively. The equipment revenue increase of $10.4 million over the same period in 2000 was due primarily to the sales of handsets and related accessories in connection with the significant growth in gross additions during the six months ended June 30, 2001.

Cost of revenue

   Cost of revenue was $90.2 million and $40.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cost of revenue of $49.8 million over the same period in 2000 was due primarily to the acquisition of Tritel, additional roaming, interconnection and long distance expenses in connection with the

Company's increased subscriber base and increases in equipment costs in connection with the significant growth in gross additions during the six months ended June 30, 2001.

Operations and development

   Operations and development expense was $73.4 million and $25.5 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $47.9 million over the same period in 2000 was primarily due to the acquisition of Tritel and the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $142.0 million and $74.8 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $67.2 million over the same period in 2000 was primarily due to the acquisition of Tritel and to the cost of acquiring the significantly increased gross additions. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was $106.6 million and $74.3 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $32.3 million over the same period in 2000 was primarily due to the acquisition of Tritel and to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $277.7 million and $50.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $227.3 million over the same period in 2000 relates primarily to amortization of goodwill recorded in conjunction with the acquisition of Tritel and depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between July 1, 2000 and June 30, 2001.

Interest expense

   Interest expense was $127.0 million, net of capitalized interest of $2.8 million for the six months ended June 30, 2001. Interest expense was $34.3 million, net of capitalized interest of $1.8 million for the six months ended June 30, 2000. The increase of $92.7 million over the same period in 2000 relates primarily to interest expense on TeleCorp Wireless's 10 5/8% senior subordinated notes issued in July 2000, interest expense on Tritel's 10 3/8% senior subordinated notes issued in January 2001, additional FCC debt and $135 million of additional TeleCorp Wireless senior credit facility drawn during the twelve months ended June 30, 2001, $100 million of notes purchased by Lucent, and additional interest expense related to debt acquired in the Tritel acquisition.

Interest income and other

   Interest income and other was $12.9 million and $3.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $9.0 million over the same period in 2000 was due primarily to larger cash and short-term investment balances that resulted from Tritel's $450 million senior subordinated notes offering in January 2001.

Income tax benefit

   Income tax benefit was $155.4 million and $0 for the six months ending June 30, 2001 and 2000, respectively. This increase is due to the recognition of net deferred tax assets principally comprised of net operating losses which are reducing the deferred tax liability recorded relating to the acquisition of Tritel on November 13, 2000. As the Company anticipates future tax net operating losses, the Company expects the income tax benefit to increase.

Liquidity and Capital Resources

   The Company has been relying on the proceeds from borrowings and issuances of capital stock, rather than revenues, for its primary sources of cash flow. The Company began commercial operations in December 1998 and began earning recurring revenues by the end of the first quarter of 1999. The Company believes that its current liquidity position as well as that of its operating subsidiaries will be sufficient until such time the Company will rely on revenues as its primary source of cash flow.

   Cash and cash equivalents totaled $352.9 million at June 30, 2001, as compared to $260.8 million at December 31, 2000. This increase was the result of incoming cash provided by financing activities of $519.0 million, offset by $173.7 million of cash used in operating activities and $253.2 million of cash used in network development and investing activities.

   During the six months ended June 30, 2001, the Company received proceeds from long-term debt, net of repayments, of $523.2 million. Cash outlays for capital expenditures required to develop and construct the Company's network totaled $285.3 million. The Company received proceeds from the sale of 238 of its towers of $72.0 million. The Company spent $38.2 million to purchase PCS licenses. Cash used in operating activities of $173.7 million for the six months ended June 30, 2001 resulted from a net loss of $328.9 million that was partially offset by non-cash charges, net of the tax benefit of $155.4 million.

   During the same period ended June 30, 2000, the Company had a net decrease in cash of $154.1 million as a result of $123.5 million of cash used in operating activities and $136.7 million of cash used in investing activities, offset by cash provided by financing activities of $106.1 million. Cash used in operating activities resulted from a net loss of $168.4 million that was partially offset by non-cash charges of $106.3 million. Cash used in investing activities resulted primarily from cash outlays for capital expenditures required for the development and construction of the Company's network of $109.1 million, deposits on PCS licenses of $12.4 million and the payment of Tritel acquisition costs of $8.4 million. Cash provided by financing activities resulted primarily from the drawdown of $65.0 million from TeleCorp Wireless' senior credit facility and the sale of common stock to AT&T of $41.9 million.

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

   At June 30, 2001 the Company had the following debt instruments outstanding:

    . $200.0 million of term loan A and $100.0 million of term loan B under the Tritel senior credit facility ($290.9 million carrying value), which carried a weighted average rate of 8.09%;

    . $100.0 million of tranche A notes, $225.0 million of tranche B notes, and $35.0 million of tranche C notes under the TeleCorp Wireless senior credit facility, which carried a weighted average rate of 6.88%;

    .  $450.0 million of the Tritel 10 3/8% senior subordinated notes due 2011;

    . $450.0 million of the TeleCorp Wireless 10 5/8% senior subordinated notes due 2010;

    . $419.6 million carrying value ($575.0 million at maturity) of the TeleCorp Wireless 11 5/8% senior subordinated discount notes due 2009;

    . $246.6 million carrying value ($372.0 million at maturity) of the Tritel 12 3/4% senior subordinated discount notes due 2009;

    . $102.8 million carrying value ($171.3 million at maturity) of the Company's 11% senior subordinated discount notes due 2011;

    . $132.1 million debt ($125.3 million discounted) to the FCC, due in quarterly installments from 2001 to 2008 bearing a rate of between 6.125%-7.0%, discounted to yield between 8.0%-11.8%; and

    .  $49.7 million of vendor financing debt which carries a rate of 10.0%.

   The Company's senior subordinated notes, senior subordinated discount notes, FCC debt and vendor financing debt are fixed interest rate debt securities and as a result are less sensitive to market rate fluctuations. However, the Company's senior credit facilities and other amounts available to the Company under these agreements are variable interest rate debt securities.

   The Company uses interest rate swaps to hedge the effect of fluctuations in interest rates from its senior credit facilities. These transactions are classified as cash-flow hedging instruments pursuant to the definitions contained in Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company on January 1, 2001. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. As of June 30, 2001, the Company had entered into thirteen interest rate swap agreements totaling a notional amount of $425.0 million to convert the Company's variable rate debt to fixed rate debt.

   The following table provides information about the market risk exposure associated with the Company's variable rate debt at maturity, value of the debt and the market risk exposure associated with the interest rate swaps at June 30, 2001:

                                                                            Expected Maturity
                                                 --------------------------------------------------------------------
                                                                                                              Fair
                                                 2001   2002    2003   2004    2005   Thereafter    Total     Value
                                                 ----  ------  ------  -----  ------  ----------   --------  --------
                                                                             ($ in millions)
Liabilities:
  Long-Term Debt:
   Face value of long-term fixed rate debt (a).. $2.5  $  4.0  $ 27.1  $29.0  $ 31.0   $2,129.2(b) $2,222.8  $1,691.2(c)
   Average interest rate (d)....................  6.2%    6.2%    6.9%   6.9%    6.9%      10.4%       11.0%
   Face value of TeleCorp Wireless Senior
    Credit Facility variable rate debt.......... $0.0  $  6.2  $ 12.2  $28.0  $33.00   $  280.6    $  360.0  $  360.0(f)
   Average interest rate (e)....................  0.0%    6.9%    6.9%   6.9%    6.9%       6.9%        6.9%
   Face value of Tritel Senior Credit Facility
    variable rate debt.......................... $0.0  $  4.5  $ 13.9  $20.1  $ 23.2   $  238.3    $  300.0  $  290.9(f)
   Average interest rate (e)....................  0.0%    8.1%    8.1%   8.1%    8.1%       8.1%        8.1%
Interest Rate Derivatives:
  Interest rate swaps:
   Variable to fixed (g)........................       $200.0  $225.0                              $  425.0  $   (5.2)(h)
   Average pay rate (i).........................         5.29%   5.24%                                 5.27%
   Average receive rate (i).....................         3.71%   3.74%                                 3.73%

--------
(a)Fixed rate debt consists of FCC government debt, 11 5/8% senior subordinated discount notes, 10 5/8% senior subordinated notes, 10 3/8% senior subordinated notes, 12 3/4% senior subordinated discount notes, 11% senior subordinated discount notes and vendor financing.
(b)The interest rate on the vendor financing increased 1.5% on January 1, 2001 and shall not exceed 12.125%. The future principal amount in 2009 includes all unpaid interest of the vendor financing debt and totals $72.7 million. This total balance for all payments subsequent to 2005 also includes the future principal payment of $575.0 million of 11 5/8% senior subordinated discount notes in 2009, $450.0 million of 10 3/8% senior subordinated notes in 2011, $450.0 million of 10 5/8% senior subordinated notes in 2010, $372.0 million of 12 3/4% senior subordinated discount notes in 2009, $171.3 million of 11% senior subordinated notes in 2011, and $38.2 million of FCC debt due in quarterly installments through 2008.
(c)The fair value is based on (1) the carrying value of the FCC debt of $125.3 million, (2) the carrying value of the vendor financing of $49.7 million,
   (3) the $359.4 million market value of the 11 5/8% senior subordinated discount notes priced at 14.1% on June 30, 2001, (4) the $411.8 million market value of the 10 3/8% senior subordinated notes priced at 11.9% on June 30, 2001, (5) the $423.0 million market value of the 10 5/8% senior subordinated notes priced at 11.7% on June 30, 2001, (6) the $233.9 million market value of the 12 3/4% senior subordinated discount notes priced at 14.5% on June 30, 2001 and (7) the $88.1 million market value of the 11.0% senior subordinated discount notes priced at 14.5% on June 30, 2001.
(d)Average interest rate is calculated as the weighted average rate related to the repayments of debt instruments in the year indicated of maturity.
(e)The interest rate of the variable debt securities may and is expected to vary before maturity. The amount indicated is the current weighted average rate as of June 30, 2001.
(f)The fair value of the TeleCorp Wireless variable rate debt instruments is expected to approximate fair value. The fair value of the Tritel variable rate debt instruments was assessed by management upon the acquisition of Tritel based on current market interest rates and management's estimated costs to obtain similar financing.
(g)Represents the total notional amount of the six swap agreements related to the TeleCorp Wireless tranche B senior credit facility of $225.0 million and the seven swap agreements related to the Tritel term loan A senior credit facility in the amount of $200.0 million.
(h)Represents the fair value of the variable to fixed interest rate swaps as if the transactions were settled on June 30, 2001. The negative value represents a liability of the Company at June 30, 2001.
(i)The average pay rate and average receive rate are based on the June 30, 2001 rate of TeleCorp Wireless variable rate tranche B debt on the senior credit facility less the fixed yield of 8.24% and the Tritel variable rate term loan A on the senior credit facility less the fixed yield of 9.05%. These amounts may change due to fluctuations in the variable rate debt. The Tritel and TeleCorp Wireless senior credit facility swaps expire in 2002 and 2003, respectively.

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

PART II--Other Information

Item 1. Legal Proceedings.

   None.

Items 2 and 3.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   The annual meeting of stockholders of the Company was held on Wednesday, May 23, 2001. The following matters were voted upon:

      (1) Three (3) persons were elected to serve as Directors of the Company to hold office for a three year term, until the annual meeting of the Company's stockholders to be held in 2004. The following is a table setting forth the number of votes cast for and withheld from each nominee for
   Director:

                      Name             Votes For    Votes Withheld
                      ----           -------------- --------------
             Gerald T. Vento........ 9,372,980.1320  239,740.5975
             Thomas H. Sullivan..... 9,371,109.8979  241,610.8316
             William M. Mounger, II. 9,371,187.8810  241,532.8485

      The Directors whose terms of office as Directors continued after the meeting were Scott I. Anderson, Michael Benson, Alexander P. Coleman, William W. Hague, Michael R. Hannon, Rohit M. Desai, Ann K. Hall, James M. Hoak, Jr., David A. Jones, Jr., and Kevin J. Shepherd.

      (2) The shareholders also ratified the appointment of PricewaterhouseCoopers, LLP as auditors for the Company for the year 2001. This proposal was approved with 9,476,226.7236 votes for the proposal,
   127.9351 votes against the proposal, and 136,366.0708 abstentions.

Items 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number                                             Description
------                                             -----------

  4.1*  Securities Purchase Agreement, dated April 3, 2000, among TeleCorp PCS, Inc., Lucent Technologies
          Inc. and Firstar Bank, N.A.

  4.2*  Indenture, dated as of April 6, 2001, between TeleCorp PCS, Inc. and Firstar Bank, N.A.

  4.3*  Exchange and Registration Rights Agreement, dated April 6, 2001, between TeleCorp PCS, Inc. and
          Lucent Technologies Inc.

  4.4*  First Amendment to the Amended and Restated Note Purchase Agreement, dated as of April 4, 2001, between TeleCorp Wireless, Inc. and Lucent Technologies Inc.

--------
* Incorporated by reference to the Form 10-Q of TeleCorp PCS, Inc. for the quarter ended March 31, 2001, filed on May 15, 2001.

(b) Reports on Form 8-K:

   TeleCorp PCS, Inc. filed a Current Report on Form 8-K dated April 3, 2001, reporting events under Item 9.

   TeleCorp PCS, Inc. filed a Current Report on Form 8-K dated April 30, 2001, reporting events under Item 4.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2001

                                          TELECORP PCS, INC.

                                                /s/ THOMAS H. SULLIVAN
                                          By: _________________________________
                                             Thomas H. Sullivan
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)