Form 10-Q
period 2001-09-30
TELECORP PCS INC /VA/
filed 2001-11-14
CIK 1113948

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

               For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from     to    .

                       Commission file number: 000-31941

                              TeleCorp PCS, Inc.
            (Exact name of registrant as specified in its charter)


                      DELAWARE                 54-1872248
                   (State or other          (I.R.S. Employer
                    jurisdiction           Identification No.)
                 ofincorporation or
                    organization)

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                   (Address of principal executive offices)

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

   As of November 5, 2001, the outstanding shares of each class of TeleCorp PCS, Inc. common stock are as follows:

                   Class A Common Stock.......... 179,842,907
                   Class C Common Stock..........     283,813
                   Class D Common Stock..........     851,429
                   Class E Common Stock..........       5,246
                   Class F Common Stock..........      37,717
                   Voting Preference Common Stock       3,093

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I Financial Information

Item 1. Financial Statements
   Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited).......   3
   Consolidated Statements of Operations and Comprehensive Loss for the three months ended
     September 30, 2000 (unaudited) and 2001 (unaudited) and for the nine months ended
     September 30, 2000 (unaudited) and 2001 (unaudited)........................................   4
   Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000
     (unaudited) and 2001 (unaudited)...........................................................   5
   Notes to Consolidated Financial Statements...................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................  18

PART II Other Information

Item 1. Legal Proceedings.......................................................................  21

Item 2. Changes in Securities and Use of Proceeds...............................................  21

Item 3. Defaults Upon Senior Securities.........................................................  21

Item 4. Submission of Matters to a Vote of Security Holders.....................................  21

Item 5. Other Information.......................................................................  21

Item 6. Exhibits and Reports on Form 8-K........................................................  21

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                              TELECORP PCS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                                                                         December 31,
                                                                                                             2000
                                                                                                         ------------

                                                ASSETS
Current assets:
   Cash and cash equivalents............................................................................  $  260,809
   Short-term investments...............................................................................      34,189
   Accounts receivable, net.............................................................................      59,515
   Inventory, net.......................................................................................      42,498
   Prepaid expenses and other current assets............................................................      14,813
                                                                                                          ----------
      Total current assets..............................................................................     411,824
Property and equipment, net.............................................................................   1,223,253
PCS licenses and microwave relocation costs, net........................................................   3,698,436
Goodwill, net...........................................................................................   2,506,737
Intangible assets--AT&T agreements and other, net.......................................................     783,185
Other assets............................................................................................      77,581
                                                                                                          ----------
      Total assets......................................................................................  $8,701,016
                                                                                                          ==========
                       LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                                         STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................................................  $  110,032
   Accrued expenses and other...........................................................................     221,005
   Microwave relocation obligation, current portion.....................................................      25,232
   Long-term debt, current portion......................................................................      63,743
   Accrued interest.....................................................................................      27,764
                                                                                                          ----------
      Total current liabilities.........................................................................     447,776
Long-term debt..........................................................................................   1,861,800
Accrued expenses and other..............................................................................      60,659
Deferred tax liability..................................................................................     976,323
                                                                                                          ----------
      Total liabilities.................................................................................   3,346,558
                                                                                                          ----------
Mandatorily redeemable preferred stock, 595,000 shares authorized as of December 31, 2000 and
 September 30, 2001; issued and outstanding, 474,007 and 473,944 shares, respectively (liquidation
 preference $563,013 as of September 30, 2001)..........................................................     503,105
Preferred stock subscriptions receivable................................................................     (59,542)
                                                                                                          ----------
      Total mandatorily redeemable preferred stock, net.................................................     443,563
                                                                                                          ----------
Commitments and contingencies
Stockholders' equity:
   Series F preferred stock, par value $.01 per share, 15,450,000 shares authorized as of December 31,
    2000 and September 30, 2001; 14,912,778 shares issued and outstanding (liquidation preference
    $1 as of September 30, 2001)........................................................................         149
   Series G preferred stock, par value $.01 per share, 100,000 shares authorized as of December 31,
    2000 and September 30, 2001; 46,374 shares issued and outstanding (liquidation preference
    $46,374 as of September 30, 2001)...................................................................     716,550
Common stock, par value $.01 per share, 1,934,463,093 shares authorized as of December 31, 2000 and
 September 30, 2001; issued 180,914,734 and 181,441,828 shares, respectively, and outstanding
 180,734,235 and 181,014,345 shares, respectively.......................................................       1,807
Additional paid-in capital..............................................................................   4,591,202
Deferred compensation...................................................................................     (27,832)
Accumulated other comprehensive income (loss)...........................................................         958
Accumulated deficit.....................................................................................    (371,939)
                                                                                                          ----------
      Total stockholders' equity........................................................................   4,910,895
                                                                                                          ----------
      Total liabilities, mandatorily redeemable preferred stock and stockholders' equity................  $8,701,016
                                                                                                          ==========

                                                                                                         September 30,
                                                                                                             2001
                                                                                                         -------------
                                                                                                          (unaudited)
                                                ASSETS
Current assets:
   Cash and cash equivalents............................................................................  $  244,706
   Short-term investments...............................................................................      32,226
   Accounts receivable, net.............................................................................     113,942
   Inventory, net.......................................................................................      12,012
   Prepaid expenses and other current assets............................................................      35,065
                                                                                                          ----------
      Total current assets..............................................................................     437,951
Property and equipment, net.............................................................................   1,383,648
PCS licenses and microwave relocation costs, net........................................................   3,697,006
Goodwill, net...........................................................................................   2,417,559
Intangible assets--AT&T agreements and other, net.......................................................     711,029
Other assets............................................................................................      63,606
                                                                                                          ----------
      Total assets......................................................................................  $8,710,799
                                                                                                          ==========
                       LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                                         STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................................................  $   53,096
   Accrued expenses and other...........................................................................     219,661
   Microwave relocation obligation, current portion.....................................................      16,940
   Long-term debt, current portion......................................................................       2,579
   Accrued interest.....................................................................................      26,321
                                                                                                          ----------
      Total current liabilities.........................................................................     318,597
Long-term debt..........................................................................................   2,659,866
Accrued expenses and other..............................................................................      91,383
Deferred tax liability..................................................................................     727,540
                                                                                                          ----------
      Total liabilities.................................................................................   3,797,386
                                                                                                          ----------
Mandatorily redeemable preferred stock, 595,000 shares authorized as of December 31, 2000 and
 September 30, 2001; issued and outstanding, 474,007 and 473,944 shares, respectively (liquidation
 preference $563,013 as of September 30, 2001)..........................................................     535,628
Preferred stock subscriptions receivable................................................................     (10,841)
                                                                                                          ----------
      Total mandatorily redeemable preferred stock, net.................................................     524,787
                                                                                                          ----------
Commitments and contingencies
Stockholders' equity:
   Series F preferred stock, par value $.01 per share, 15,450,000 shares authorized as of December 31,
    2000 and September 30, 2001; 14,912,778 shares issued and outstanding (liquidation preference
    $1 as of September 30, 2001)........................................................................         149
   Series G preferred stock, par value $.01 per share, 100,000 shares authorized as of December 31,
    2000 and September 30, 2001; 46,374 shares issued and outstanding (liquidation preference
    $46,374 as of September 30, 2001)...................................................................     716,550
Common stock, par value $.01 per share, 1,934,463,093 shares authorized as of December 31, 2000 and
 September 30, 2001; issued 180,914,734 and 181,441,828 shares, respectively, and outstanding
 180,734,235 and 181,014,345 shares, respectively.......................................................       1,810
Additional paid-in capital..............................................................................   4,563,389
Deferred compensation...................................................................................     (22,499)
Accumulated other comprehensive income (loss)...........................................................      (8,545)
Accumulated deficit.....................................................................................    (862,228)
                                                                                                          ----------
      Total stockholders' equity........................................................................   4,388,626
                                                                                                          ----------
      Total liabilities, mandatorily redeemable preferred stock and stockholders' equity................  $8,710,799
                                                                                                          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              TELECORP PCS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    ($ in thousands, except per share data)

                                                      For the three months ended   For the nine months ended
                                                             September 30,               September 30,
                                                      --------------------------  --------------------------
                                                         2000          2001          2000          2001
                                                      ------------  ------------  ------------  ------------
                                                      (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenue:
   Service........................................... $     64,272  $    154,811  $    152,328  $    392,712
   Roaming...........................................       18,307        35,780        44,458        97,140
   Equipment.........................................        9,312        17,948        22,562        41,631
                                                      ------------  ------------  ------------  ------------
       Total revenue.................................       91,891       208,539       219,348       531,483
                                                      ------------  ------------  ------------  ------------
Operating expenses:
   Cost of revenue...................................       27,473        60,090        67,906       150,278
   Operations and development (including non-cash
     stock compensation of $302, $480, $1,073 and
     $1,562).........................................       14,043        36,343        39,578       109,780
   Selling and marketing (including non-cash stock
     compensation of $413, $307, $972 and $974)......       43,689        80,447       118,455       222,465
   General and administrative (including non-cash
     stock compensation of $3,214, $2,547, $28,767
     and $9,696).....................................       31,429        62,611       105,776       169,245
   Depreciation and amortization.....................       32,387       148,008        82,770       425,661
                                                      ------------  ------------  ------------  ------------
       Total operating expenses......................      149,021       387,499       414,485     1,077,429
                                                      ------------  ------------  ------------  ------------
       Operating loss................................      (57,130)     (178,960)     (195,137)     (545,946)
Other income (expense):
   Interest expense..................................      (29,726)      (69,637)      (63,989)     (196,670)
   Interest income and other.........................        5,364         3,105         9,261        16,002
   Loss on derivatives...............................           --          (894)           --        (4,910)
                                                      ------------  ------------  ------------  ------------
       Net loss before income taxes..................      (81,492)     (246,386)     (249,865)     (731,524)
Income tax benefit...................................           --        85,012            --       240,428
                                                      ------------  ------------  ------------  ------------
   Net loss before cumulative effect of change in
     accounting principle............................      (81,492)     (161,374)     (249,865)     (491,096)
   Cumulative effect of change in accounting
     principle, net of tax...........................           --            --            --           807
                                                      ------------  ------------  ------------  ------------
       Net loss......................................      (81,492)     (161,374)     (249,865)     (490,289)
Accretion of mandatorily redeemable preferred stock..       (8,292)      (10,876)      (24,181)      (32,523)
                                                      ------------  ------------  ------------  ------------
       Net loss attributable to common equity........      (89,784)     (172,250)     (274,046)     (522,812)
Other comprehensive loss, net of tax.................           --        (6,592)           --        (9,503)
                                                      ------------  ------------  ------------  ------------
   Comprehensive loss attributable to common
     equity.......................................... $    (89,784) $   (178,842) $   (274,046) $   (532,315)
                                                      ============  ============  ============  ============
Net loss attributable to common equity before
  cumulative effect of change in accounting principle
  per share--basic and diluted....................... $      (0.88) $      (0.89) $      (2.72) $      (2.70)
Cumulative effect of change in accounting principle
  per share--basic and diluted.......................           --            --            --          0.01
                                                      ------------  ------------  ------------  ------------
Net loss attributable to common equity per share--
  basic and diluted.................................. $      (0.88) $      (0.89) $      (2.72) $      (2.69)
                                                      ============  ============  ============  ============
Weighted average common equity shares
  outstanding--basic and diluted ....................  101,532,484   194,201,619   100,789,980   194,004,545
                                                      ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                              TELECORP PCS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                                              For the nine months ended
                                                                                    September 30,
                                                                              ------------------------
                                                                                 2000          2001
                                                                              -----------   -----------
                                                                              (unaudited)   (unaudited)
Cash flows from operating activities:
   Net cash used in operating activities.....................................  $ (99,057)    $(286,445)
                                                                               ---------     ---------
Cash flows from investing activities:
   Expenditures for property and equipment...................................   (249,810)     (447,958)
   Purchase of short-term investments........................................   (130,740)      (70,963)
   Proceeds from the sale of short-term investments..........................      5,001        72,926
   Expenditures for acquisition of PCS licenses; Black Label Wireless, Inc...    (12,166)           --
   Capitalized interest......................................................     (2,712)       (5,110)
   Proceeds from sale of property and equipment..............................         --        85,805
   Expenditures for microwave relocation.....................................     (5,398)       (5,515)
   Purchase of PCS licenses..................................................       (733)      (55,628)
   Payment of FCC deposit on PCS licenses....................................    (12,368)           --
   Partial refund of deposit on PCS licenses.................................      9,607            --
   Proceeds from the sale of assets..........................................         --         8,497
   Payment of Tritel acquisition costs.......................................    (10,214)      (20,247)
   Other.....................................................................         --         3,250
                                                                               ---------     ---------
       Net cash used in investing activities.................................   (409,533)     (434,943)
                                                                               ---------     ---------
Cash flows from financing activities:
   Proceeds from sale of common stock........................................     41,869            --
   Receipt of mandatorily redeemable preferred stock subscription receivable.     37,650        48,701
   Proceeds from long-term debt..............................................    579,422       735,000
   Payments on revolving credit facility.....................................         --       (90,000)
   Proceeds from revolving credit facility...................................         --        30,000
   Payments on long term debt................................................     (1,019)       (2,767)
   Payments of debt issuance costs...........................................    (14,159)      (15,649)
                                                                               ---------     ---------
       Net cash provided by financing activities.............................    643,763       705,285
                                                                               ---------     ---------
Net increase (decrease) in cash and cash equivalents.........................    135,173       (16,103)
Cash and cash equivalents at the beginning of period.........................    182,330       260,809
                                                                               ---------     ---------
Cash and cash equivalents at the end of period...............................  $ 317,503     $ 244,706
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

                              TELECORP PCS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($ in thousands)

1. Summary of Significant Accounting Policies

  Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

  Reclassifications

   Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the three and nine months ended September 30, 2001.

  Consolidation

   The consolidated financial statements include the accounts of TeleCorp PCS, Inc. (the Company) and its wholly-owned subsidiaries, which include, among others, Tritel, Inc. (Tritel) and TeleCorp Wireless, Inc. (TeleCorp Wireless). All intercompany accounts and transactions have been eliminated in consolidation.

  Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, requires, among other matters, that purchase accounting be applied to business combinations initiated after June 30, 2001 and the separate recognition of intangible assets apart from goodwill if they meet either the contractual legal or separability criteria. The adoption of SFAS No. 141 had no effect on the consolidated financial position, results of operations, or cash flows of the Company. SFAS No. 142 addresses the accounting treatment and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets (but not those acquired in a business combination) and addresses how goodwill and other intangible assets are accounted for after initial acquisition. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement). The Company is in the process of determining the effect of adopting this standard. At this time, no assurance can be given that material amounts of intangible assets will not need to be adjusted upon adoption of SFAS No. 142 in 2002 as a "cumulative effect of change in accounting principle".

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company intends to adopt SFAS No. 144, which supercedes SFAS No. 121, "Impairment of Long-Lived Assets", and portions of APB Opinion No. 30, as of January 1, 2002. The statement provides guidance on the recognition and measurement of impairment of long-lived assets to be held and used and assets to be disposed. The Company is in the process of determining the effect of adopting this standard.

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

                              TELECORP PCS, INC.

                               ($ in thousands)


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

   As of September 30, 2001, the Company recorded a liability of $4,103 and recognized a loss on derivatives for the three and nine months ended September 30, 2001 of $894 and $4,910, respectively, in the statement of operations, which represented the change in the fair value of the derivatives which were not designated for hedge accounting. The Company recognized an unrealized loss for the three and nine months ended September 30, 2001 in Other Comprehensive Loss of $6,592 and $10,988, respectively, which represented the change in the fair value of the derivatives which were designated for hedge accounting and recorded a liability of $8,545. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

                              TELECORP PCS, INC.

                               ($ in thousands)


3. Accrued Expenses and Other

   Accrued expenses and other consist of the following:

                                                December 31, September 30,
                                                    2000         2001
                                                    ----         ----
                                                              (unaudited)
Property and equipment.........................   $ 78,723     $ 31,973
Sales and property taxes.......................     38,839       60,425
Payroll and related liabilities................     31,738       27,487
Accrued operational expenses...................     47,935       81,851
Long-term microwave relocation obligation......     29,634       29,634
Acquisition related liabilities................     22,650           --
Deferred gain on sale of property and equipment         --       40,616
Accrued liability of loss on derivatives.......         --       12,648
Other liabilities..............................     32,145       26,410
                                                  --------     --------
                                                   281,664      311,044
Less: non-current portion......................     60,659       91,383
                                                  --------     --------
                                                  $221,005     $219,661
                                                  ========     ========

4. Long-term Debt

   Long-term debt consists of the following:

                                                             December 31, September 30,
                                                                 2000         2001
                                                                 ----         ----
                                                                           (unaudited)
Tritel senior credit facility...............................  $  350,183   $  291,235
TeleCorp Wireless senior credit facility....................     325,000      510,000
TeleCorp Wireless 10 5/8% senior subordinated notes.........     450,000      450,000
TeleCorp Wireless 11 5/8% senior subordinated discount notes     396,572      431,525
Tritel 10 3/8% senior subordinated notes....................          --      450,000
Tritel 12 3/4% senior subordinated discount notes...........     229,936      254,817
TeleCorp PCS 11% senior subordinated discount notes.........          --      107,127
U.S. Government financing...................................     126,409      116,791
Vendor financing............................................      47,443       50,950
                                                              ----------   ----------
                                                               1,925,543    2,662,445
Less: current portion.......................................      63,743        2,579
                                                              ----------   ----------
                                                              $1,861,800   $2,659,866
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

  Tritel Senior Subordinated Notes

   On January 18, 2001, Tritel obtained the consent of the holders of its 12 3/4% senior subordinated discount notes to allow Tritel to complete an offering of senior subordinated notes. On January 24, 2001, Tritel issued

                              TELECORP PCS, INC.

                               ($ in thousands)

$450,000 principal amount of 10 3/8% senior subordinated notes due 2011. The senior subordinated notes are subject to optional redemption, restrictive covenants, an exchange offer, registration rights, and transfer restrictions. Tritel received $437,500 in net proceeds from the issuance after the payment of financing costs.

  TeleCorp Wireless Senior Credit Facility

   On April 5, 2001, the TeleCorp Wireless drew $35,000 from its Senior Credit Facility Tranche C term loan. Interest on the Tranche C loan was 6.83% at September 30, 2001.

   On July 6, 2001, the TeleCorp Wireless drew $50,000 from its Senior Credit Facility Tranche A term loan. Interest on the Tranche A loan was 6.32% at September 30, 2001.

   On August 9 and September 10, 2001, the TeleCorp Wireless drew $50,000 and $50,000, respectively, from its Senior Credit Facility revolver. Interest on the revolver loan was 6.08% at September 30, 2001.

  TeleCorp PCS Senior Subordinated Discount Notes

   On April 3, 2001, the Company entered into a revised commitment with Lucent Technologies Inc. (Lucent) relating to $425,000 gross proceeds of notes. On April 6, 2001, Lucent purchased $171,274 principal amount at maturity of note due 2011, yielding to the Company gross proceeds of $100,000. These notes will accrete in value until April 15, 2006 and at that time, cash interest will begin to accrue on the notes at a rate of 11% per annum, payable semi-annually (the April Notes). On September 21, 2001, the commitment was further revised. Lucent has agreed to purchase (i) additional 11% senior subordinated discount notes due 2011 (the Tranche B Notes) on October 1, 2001, yielding to the Company gross proceeds of $115,000, (ii) senior subordinated notes due 2011 with an interest rate equal to the lesser of 12% and 25 basis points below the average of the closing sale yield for the TeleCorp Wireless 11 5/8% senior subordinated discount notes due 2009 (the formula) over the five (5) trading days prior to January 10, 2002, yielding to the Company gross proceeds of $100,000, on January 10, 2002 (the January Notes) and (iii) senior subordinated notes due 2011 with an interest rate equal to the formula over the five (5) trading days prior to April 15, 2002, yielding to the Company gross proceeds of $110,000, on April 15, 2002. Each issuance of the Notes subsequent to the issuance of the April Notes will be conditioned on, among other things, that there be no event of default in existence relating to the Company's or its subsidiaries' debt that amounts to more than $100,000, that the Company not be in default under a certain equipment procurement contract between TeleCorp Wireless and Lucent, and that the Company execute an exchange and registration rights agreement substantially in the form as that agreed upon by the parties.

   Additionally, in connection with the revised commitment, Lucent agreed to extend its commitment to purchase up to $75,000 principal amount of Series A increasing rate notes and Series B increasing rate notes from TeleCorp Wireless at a price equal to the principal amount of these notes. Lucent's obligation to purchase these Series A increasing rate notes expired on October 31, 2001. Lucents' obligation to purchase the Series B increasing rate notes will expire on October 31, 2002 and will be reduced dollar-for-dollar for every dollar of gross proceeds in excess of $350,000 received by the Company from the sale of its senior subordinated discount notes due 2011 described above. In connection with this extension, Lucent agreed to amend the mandatory prepayment threshold as a result of certain equity offerings from $198,000 to $368,100. The terms of the Series B increasing rate notes are the same as the Series A increasing rate notes except:

      (1) the interest rate is 12 1/8%;

                              TELECORP PCS, INC.

                               ($ in thousands)


      (2) on or prior to May 11, 2004 interest will be payable in additional Series B increasing rate notes; and

      (3) the Series B increasing rate notes would be mandatorily prepayable from the net cash proceeds of the issuance by TeleCorp Wireless, in a public offering or private placement, of debt securities that are senior to the Series A increasing rate notes and the Series B increasing rate notes. Such prepayment would not be required, however, in the case of a private placement (other than a Rule 144A offering) in connection with the financing of certain additional BTAs or MTAs or in the case of any funding under TeleCorp Wireless's bank credit agreement or any replacement credit facility.

5. Other Comprehensive Loss

   Other comprehensive loss for the three and nine months ended September 30, 2000 and 2001 consists of the following:

                                                         For the three months For the nine months
                                                         ended September 30,  ended September 30,
                                                         -------------------  ------------------
                                                          2000        2001     2000       2001
                                                         ----       -------   ----      -------
                                                             (unaudited)          (unaudited)
Reclassification of gains realized on sale of securities $--       $    --    $--      $  (958)
Unrealized holding losses from interest rate swaps......  --        (6,592)    --       (8,545)
                                                         ---        -------   ---       -------
Other comprehensive loss................................ $--       $(6,592)   $--      $(9,503)
                                                         ===        =======   ===       =======

6. Sale of Telecommunication Towers

   On March 16, May 17, June 29, July 17, and September 19, 2001, the Company completed the sales and transfer to SBA Communications Corporation (SBA) of a total of 262 towers and related assets for an aggregate purchase price of $85,805, reflecting a price of approximately $328 per site. Concurrently with the initial sale, the Company entered into a master lease agreement with SBA for the continued use of the space that the Company occupied on the towers prior to each sale. The Company recognized a deferred gain on the sale which will be recognized ratably over the five-year term of the related operating lease-back.

7. Preferred Stock Subscription Receivable

   On March 31 and July 17, 2001, the Company received $48,701 in aggregate proceeds from certain of its initial institutional investors related to the preferred stock subscription receivable.

8. Acquisitions

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

                              TELECORP PCS, INC.

                               ($ in thousands)


   On August 30, 2001, the Company purchased C-block licenses in various locations in Iowa for an aggregate purchase price of $10,920 in cash. The licenses cover the following locations in Iowa: Burlington, Ottumwa, Mason City, Marshall Town, and Fort Dodge.

   On August 31, 2001, the Company purchased C-block licenses in Sioux City, Iowa for an aggregate purchase price of $8,562. As consideration for the licenses, the Company paid $6,257 in cash and assumed approximately $2,305, including $13 of accrued interest, in U.S. Government financing related to the licenses.

  Pending PCS License Acquisition from Knoxville Wireless L.P. and Clarksville Wireless L.P.

   On May 11, 2001, the Company agreed to purchase two F-block licenses in Knoxville and Clarksville, TN for an aggregate purchase price of $11,900 in cash. This agreement is subject to FCC approval.

9. Adjustments to the Purchase Price of Tritel

   On November 13, 2000, the Company completed the acquisition of Tritel for a total purchase price of $6,651,615. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired based on their estimated fair values. The excess cost of $2,523,208 of the purchase price over the fair value of assets acquired was recorded as goodwill and is being amortized over 20 years. During the nine months ended September 30, 2001, the Company increased goodwill by $5,693 for adjustments related to deferred taxes, additional costs to exit duplicative activities including contract termination fees, employee severance, litigation costs associated with pre-acquisition contingencies, and additional merger related expenses.

10. Subsequent Events

  Lucent purchases additional TeleCorp PCS Senior Subordinated Discount Notes

   On October 1, 2001, pursuant to a revised commitment dated September 21, 2001, Lucent Technologies, Inc. (Lucent) purchased $186,974 principal amount at maturity of notes for $115,000. These notes will accrete in value until April 15, 2006 and at that time, cash interest will begin to accrue on the notes at a rate of 11% per annum, payable semi-annually. As part of the revised commitment, Lucent has also agreed to purchase additional senior subordinated discount notes yielding proceeds of $100,000 on January 10, 2002, and $110,000 on April 15, 2002, with yields issued to Lucent to be the lesser of 12% or 25 basis points below the average of the last sale yield of the TeleCorp Wireless 11 5/8% senior subordinated discount notes due 2009 over the five trading days prior to each closing.

  Merger with AT&T Wireless Services, Inc. and TL Acquisition Corp.

   On October 7, 2001, the Company entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. and TL Acquisition Corp., a direct wholly-owned subsidiary of AT&T Wireless (the Merger Sub). Pursuant to the Merger Agreement, the Merger Sub shall be merged with and into the Company with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the Merger). The Merger is subject to, among other things, regulatory approval and approval by the Company's stockholders and is expected to be consummated in the first half of 2002.

   If the Merger is completed, other than shares owned by dissenting stockholders which are not Class A common shares and shares owned directly by AT&T Wireless Services, Inc.:

  . each issued and outstanding share of the Company's common stock will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock;

  . each issued and outstanding share of the Company's series C and series E preferred stock will be converted into and become exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of the Company's preferred stock;

  . each issued and outstanding share of the Company's series A convertible preferred stock will be converted into and become exchangeable for 82.9849 shares of AT&T Wireless common stock;

  . each issued and outstanding share of the Company's series B preferred stock will be converted into and become exchangeable for 81.2439 shares of AT&T Wireless common stock;

  . each issued and outstanding share of the Company's series D preferred stock will be converted into and become exchangeable for 27.6425 shares of AT&T Wireless common stock; and

  . each issued and outstanding share of the Company's series F and G preferred stock will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock.

   In connection with the Merger Agreement, holders representing in excess of 50% of the voting power of TeleCorp have entered into voting agreements which provide for, among other matters, voting their shares in favor of the transactions contemplated by the Merger Agreement.

   Subsequent to October 7, 2001, seven purported class action lawsuits were filed against the Company, certain of its directors and AWS in connection with the proposed merger (the "Stockholder Claims"). The Stockholder Claims allege the directors of the Company breached their fiduciary duties, and certain other duties, to stockholders by entering into the Merger Agreement and seek various relief, including an injunction against consummation of the Merger, rescinding the Merger if the same is consummated prior to a final judgment on the Stockholder Claims and compensatory damages and costs. The Company does not believe the Stockholder Claims have merit.

   The following seven lawsuits were each filed in the Court of Chancery in the State of Delaware in and for New Castle County:

  1. Stephen Webb v. TeleCorp PCS, Inc., William M. Mounger II, Gerald T. Vento, Thomas H. Sullivan, Rohit M. Desai, Mary Hawkins-Key, Gary C. Wendt, Michael Schwartz, James M. Hoak, Jr., Michael R. Hannon, Scott I. Anderson, William A Kussell and AT&T Wireless Services, Inc.

  2. Jon Shansky v. TeleCorp PCS, Inc., William M. Mounger II, Gerald T. Vento, Thomas H. Sullivan, Rohit M. Desai, Mary Hawkins-Key, Gary C. Wendt, Michael Schwartz, James M. Hoak, Jr., Michael R. Hannon, Scott I. Anderson, William A Kussell and AT&T Wireless Services, Inc.

  3. Daniel Koda, et al. v. Gary C. Wendt, William M. Mounger, II, Mary Hawkins-Key, Michael Schwartz, James M. Hoak, Michael R. Hannon, Scott I. Anderson, William A Kussell, Rohit M. Desai, Thomas H. Sullivan, Gerald T. Vento, AT&T Wireless Services, Inc. and TeleCorp PCS, Inc.

  4. Jacob Kaiser, et al. v. Gary C. Wendt, William M. Mounger, II, Mary Hawkins-Key, Michael Schwartz, James M. Hoak, Michael R. Hannon, Scott I. Anderson, William A Kussell, Rohit M. Desai, Thomas H. Sullivan, Gerald T. Vento, AT&T Wireless Services, Inc. and TeleCorp PCS, Inc.

  5. Matilda Schulman, et al. v. Gerald T. Vento, Thomas H. Sullivan, William
     T. Mounger, II, Scott I. Anderson, Michael Benson, William W. Hague, Michael R. Hannon, Rohit M. Desai, Ann K. Hall, James M. Hoak, Jr., David
     A. Jones, Jr., Kevin J. Shepherd, Gary C. Wendt, TeleCorp PCS, Inc. and AT&T Wireless Services, Inc.

  6. Larry Simons, et al. v. Gerald T. Vento, Thomas H. Sullivan, William H. Mounger, Scott I. Anderson, Michael Benson, Alexander P. Coleman, William
     H. Hague, Michael R. Hannon, Rohit M. Desai, Ann K. Hall, James M. Hoak, Jr., David A. Jones, Jr., Kevin J. Shepherd and TeleCorp PCS, Inc.

  7. Rober Sprigle, et al. v. Gary C. Wendt, William M. Mounger, II, Mary Hawkins-Key, Michael Schwartz, James M. Hoak, Jr., Michael R. Hannon, Scott I. Anderson, William A. Kussell, Rohit M. Desai, Thomas H. Sullivan, Gerald T. Vento, AT&T Wireless Services Inc. and TeleCorp PCS, Inc.

  Amendment to Tritel Senior Credit Facility

   On October 19, 2001, Tritel PCS, Inc. amended its Senior Credit Facility to accommodate additional capital and operating expenditures necessary to implement a next generation network. As part of the amendment, TeleCorp PCS, Inc. contributed $75,000 in capital to its wholly-owned subsidiary, Tritel PCS, Inc., on October 22, 2001 and is obligated to contribute another $75,000 on or before January 31, 2002.

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

Overview

   The Company, through its operating subsidiaries, is the largest AT&T Wireless affiliate in the United States providing digital wireless personal communications services, to a licensed service area covering approximately 37 million people. The Company is a holding company with two principal subsidiaries, TeleCorp Wireless and Tritel. The Company was formed in connection with, and to facilitate, the acquisition of Tritel by TeleCorp Wireless. As of September 30, 2001, the Company had launched service in 91 markets having approximately 33 million people and representing approximately 89% of the population where the Company holds licenses in the United States and Puerto Rico. As of September 30, 2001, TeleCorp Wireless and Tritel collectively served more than 915,000 customers. Together with Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

   On October 7, 2001, the Company entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. and TL Acquisition Corp., a direct wholly-owned subsidiary of AT&T Wireless (the Merger Sub). Pursuant to the Merger Agreement, the Merger Sub shall be merged with and into the Company with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the Merger). The Merger is subject to, among other things, regulatory approval and approval by the Company's stockholders and is expected to be consummated in the first half of 2002.

   If the Merger is completed, other than shares owned by dissenting stockholders which are not Class A common shares and shares owned directly by AT&T Wireless Services, Inc.:

  . each issued and outstanding share of the Company's common stock will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock;

  . each issued and outstanding share of the Company's series C and series E preferred stock will be converted into and become exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of the Company's preferred stock;

  . each issued and outstanding share of the Company's series A convertible preferred stock will be converted into and become exchangeable for 82.9849 shares of AT&T Wireless common stock;

  . each issued and outstanding share of the Company's series B preferred stock will be converted into and become exchangeable for 81.2439 shares of AT&T Wireless common stock;

  . each issued and outstanding share of the Company's series D preferred stock will be converted into and become exchangeable for 27.6425 shares of AT&T Wireless common stock; and

  . each issued and outstanding share of the Company's series F and G preferred stock will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock.

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

Results of Operations

  Three months ended September 30, 2001 compared to three months ended September 30, 2000

Subscribers

Net additions were 93,159 and 85,562 for the three months ended September 30, 2001 and 2000, respectively. Net additions of post-pay subscribers were 132,499 and 53,045 for the three months and September 30, 2001 and 2000, respectively. Total PCS subscribers were 915,895 and 405,444 as of September 30, 2001 and 2000, respectively. Post-pay subscribers comprised 90% of our total subscriber base as of September 30, 2001. The increase in total PCS subscribers over the same period in 2000 was primarily due to the acquisition of Tritel, ongoing sales and marketing efforts and the launching of additional markets from the period October 1, 2000 to September 30, 2001.

Revenue

   Revenue for the three months ended September 30, 2001 and 2000 was $208.5 million and $91.9 million, respectively. Service revenue was $154.8 million and $64.3 million for the three months ended September 30, 2001 and 2000, respectively. The increase in service revenue of $90.5 million was primarily due to the addition of approximately 510,000 subscribers from October 1, 2000 to September 30, 2001, the launching of new markets and customer activity related to the Tritel acquisition and a contribution and exchange transaction, which took place with AT&T Wireless in November 2000. Roaming revenue was $35.8 million and $18.3 million for the three months ended September 30, 2001 and 2000, respectively. The increase in roaming revenue of $17.5 million was due primarily to the integration of additional cell sites during the twelve months ended September 30, 2001. Equipment revenue was $17.9 million and $9.3 million for the three months ended September 30, 2001 and 2000, respectively. The equipment revenue increase of $8.6 million over the same period in 2000 was due primarily to the sales of handsets and related accessories in connection with the growth in gross additions during the three months ended September 30, 2001.

Cost of revenue

   Cost of revenue was $60.1 million and $27.5 million for the three months ended September 30, 2001 and 2000, respectively. The increase in cost of revenue of $32.6 million over the same period in 2000 was due primarily to the acquisition of Tritel, additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs in connection with the growth in gross additions during the three months ended September 30, 2001.

Operations and development

   Operations and development expense was $36.3 million and $14.0 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $22.3 million over the same period in 2000 was primarily due to the acquisition of Tritel and the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $80.4 million and $43.7 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $36.7 million over the same period in 2000 was primarily due to the acquisition of Tritel and to the cost of acquiring gross customer additions. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was $62.6 million and $31.4 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $31.2 million over the same period in 2000 was primarily due to the acquisition of Tritel and to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $148.0 million and $32.4 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $115.6 million over the same period in 2000 relates primarily to amortization of goodwill and PCS licenses recorded in conjunction with the acquisition of Tritel and depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between October 1, 2000 and September 30, 2001.

Interest expense

   Interest expense was $69.6 million, net of capitalized interest of $2.3 million for the three months ended September 30, 2001. Interest expense was $29.7 million, net of capitalized interest of $0.9 million for the three months ended September 30, 2000. The increase of $39.9 million over the same period in 2000 relates primarily to interest expense on Tritel's 10 3/8% senior subordinated notes issued in January 2001, additional FCC debt, $185 million of additional TeleCorp Wireless senior credit facility drawn during the twelve months ended September 30, 2001, $171 million of notes purchased by Lucent and additional interest expense related to debt acquired in the Tritel acquisition.

Interest income and other

   Interest income and other was $3.1 million and $5.4 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $2.3 million over the same period in 2000 was due primarily to lower cash and short-term investment balances.

Income tax benefit

   Income tax benefit was $85.0 million and $0 for the three months ending September 30, 2001 and 2000, respectively. This increase is due to the recognition of net deferred tax assets principally comprised of net operating losses which are reducing the deferred tax liability recorded relating to the acquisition of Tritel on November 13, 2000. As the Company anticipates future tax net operating losses, the Company expects the income tax benefit to increase.

Results of Operations

  Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Subscribers

   Net additions were 249,470 and 263,213 for the nine months ended September 30, 2001 and 2000, respectively. Net additions of post-pay subscribers were 345,896 and 134,990 for the nine months and September 30, 2001 and 2000, respectively. Total PCS subscribers were 915,895 and 405,444 as of September 30, 2001 and

2000, respectively. The increase in total PCS subscribers over the same period in 2000 was primarily due to addition of the 179,000 Tritel subscribers in the Tritel acquisition and to launching additional markets from the period October 1, 2000 to September 30, 2001.

Revenue

   Revenue for the nine months ended September 30, 2001 and 2000 was $531.5 million and $219.3 million, respectively. Service revenue was $392.7 million and $152.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in service revenue of $240.4 million was primarily due to the addition of approximately 510,000 subscribers from October 1, 2000 to September 30, 2001, the launching of new markets and customer activity related to the Tritel acquisition and a contribution and exchange transaction, which took place with AT&T Wireless in November 2000. Roaming revenue was $97.1 million and $44.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in roaming revenue of $52.6 million was due primarily to the integration of additional cell sites during the twelve months ended September 30, 2001. Equipment revenue was $41.6 million and $22.6 million for the nine months ended September 30, 2001 and 2000, respectively. The equipment revenue increase of $19.0 million over the same period in 2000 was due primarily to the sales of handsets and related accessories in connection with the growth in gross additions during the nine months ended September 30, 2001.

Cost of revenue

   Cost of revenue was $150.3 million and $67.9 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cost of revenue of $82.4 million over the same period in 2000 was due primarily to the acquisition of Tritel, additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs in connection with the growth in gross additions during the nine months ended September 30, 2001.

Operations and development

   Operations and development expense was $109.8 million and $39.6 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $70.2 million over the same period in 2000 was primarily due to the acquisition of Tritel and the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $222.5 million and $118.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $104.0 million over the same period in 2000 was primarily due to the acquisition of Tritel and to the cost of acquiring gross customer additions. Costs associated with the Company's increased market base included advertising and promotion costs, commissions and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expense was $169.2 million and $105.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $63.4 million over the same period in 2000 was primarily due to the acquisition of Tritel and to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $425.7 million and $82.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $342.9 million over the same period in 2000 relates primarily to amortization of goodwill recorded in conjunction with the acquisition of Tritel and depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between October 1, 2000 and September 30, 2001.

Interest expense

   Interest expense was $196.7 million, net of capitalized interest of $5.1 million for the nine months ended September 30, 2001. Interest expense was $64.0 million, net of capitalized interest of $2.7 million for the nine months ended September 30, 2000. The increase of $132.7 million over the same period in 2000 relates primarily to interest expense on TeleCorp Wireless's 10 5/8% senior subordinated notes issued in July 2000, interest expense on Tritel's 10 3/8% senior subordinated notes issued in January 2001, additional FCC debt, $185 million of additional TeleCorp Wireless senior credit facility drawn during the twelve months ended September 30, 2001, $171 million of notes purchased by Lucent, and additional interest expense related to debt acquired in the Tritel acquisition.

Interest income and other

   Interest income and other was $16.0 million and $9.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $6.7 million over the same period in 2000 was due primarily to lower average cash and short-term investment balances.

Income tax benefit

   Income tax benefit was $240.4 million and $0 for the nine months ending September 30, 2001 and 2000, respectively. This increase is due to the recognition of net deferred tax assets principally comprised of net operating losses which are reducing the deferred tax liability recorded relating to the acquisition of Tritel on November 13, 2000. As the Company anticipates future tax net operating losses, the Company expects the income tax benefit to increase.

Liquidity and Capital Resources

   The Company has been relying on the proceeds from borrowings and issuances of capital stock, rather than revenues, for its primary sources of cash flow. The Company began commercial operations in December 1998 and began earning recurring revenues by the end of the first quarter of 1999. The Company believes that its current liquidity position as well as that of its operating subsidiaries will be sufficient until the time the Company becomes able to rely on revenues as its primary source of cash flow.

   Cash and cash equivalents totaled $244.7 million at September 30, 2001, as compared to $260.8 million at December 31, 2000. This decrease of $16.1 million was the result of incoming cash provided by financing activities of $705.3 million, offset by $286.5 million of cash used in operating activities and $434.9 million of cash used in network development and investing activities.

   During the nine months ended September 30, 2001, the Company received proceeds from long-term debt, net of repayments, of $672.2 million. Cash outlays for capital expenditures required to develop and construct the Company's network totaled $448.0 million. The Company received proceeds from the sale of 262 of its towers of $85.8 million. The Company spent $55.6 million to purchase PCS licenses. Cash used in operating activities of $286.5 million for the nine months ended September 30, 2001 resulted from a net loss of $490.3 million that was partially offset by non-cash charges, net of the tax benefit of $240.4 million.

   During the same period ended September 30, 2000, the Company had a net increase in cash of $135.2 million as a result of $99.1 million of cash used in operating activities and $409.5 million of cash used in investing activities, offset by cash provided by financing activities of $643.8 million. Cash used in operating activities resulted from a net loss of $249.9 million that was partially offset by non-cash charges of $158.6 million. Cash used in investing activities resulted primarily from cash outlays for capital expenditures required for the development and construction of the Company's network of $249.8 million and purchases of short-term investments of $130.7 million. Cash provided by financing activities resulted primarily from the proceeds from long-term debt, net of repayments, of $578.4 million, proceeds from the sale of common stock to AT&T Wireless of $41.9 million, and receipt of preferred stock subscriptions receivable of $37.7 million.

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

   At September 30, 2001 the Company had the following debt instruments outstanding:

  . $200.0 million of term loan A and $100.0 million of term loan B under the Tritel senior credit facility ($291.2 million carrying value), which carried a weighted average rate of 7.22%;

  . $150.0 million of tranche A notes, $225.0 million of tranche B notes, $35.0 million of tranche C notes, and $100.0 million on the revolver under the TeleCorp Wireless senior credit facility, which carried a weighted average rate of 6.10%;

  .  $450.0 million of the Tritel 10 3/8% senior subordinated notes due 2011;

  . $450.0 million of the TeleCorp Wireless 10 5/8% senior subordinated notes due 2010;

  . $431.5 million carrying value ($575.0 million at maturity) of the TeleCorp Wireless 11 5/8% senior subordinated discount notes due 2009;

  . $254.8 million carrying value ($372.0 million at maturity) of the Tritel 12 3/4% senior subordinated discount notes due 2009;

  . $107.1 million carrying value ($171.3 million at maturity) of the Company's 11% senior subordinated discount notes due 2011;

  . $122.3 million debt ($116.8 million discounted) to the FCC, due in quarterly installments from 2001 to 2008 bearing a rate of between 6.125%-7.0%, discounted to yield between 8.0%-11.8%; and

  .  $51.0 million of vendor financing debt which carries a rate of 10.0%.

   The Company's senior subordinated notes, senior subordinated discount notes, FCC debt and vendor financing debt are fixed interest rate debt securities and as a result are less sensitive to market rate fluctuations. However, the Company's senior credit facilities and other amounts available to the Company under these agreements are variable interest rate debt securities.

   The Company uses interest rate swaps to hedge the effect of fluctuations in interest rates from its senior credit facilities. These transactions are classified as cash-flow hedging instruments pursuant to the definitions contained in Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company on January 1, 2001. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. As of September 30, 2001, the Company had entered into interest rate swap agreements totaling a notional amount of $425.0 million to convert the Company's variable rate debt to fixed rate debt.

   The following table provides information about the market risk exposure associated with the Company's variable rate debt at maturity, value of the debt and the market risk exposure associated with the interest rate swaps at September 30, 2001:

                                                                              Expected Maturity
                                                   -------------------------------------------------------------------
                                                                                                               Fair
                                                   2001   2002    2003   2004   2005   Thereafter    Total     Value
                                                   ----  ------  ------  -----  -----  ----------   --------  --------
                                                                               ($ in millions)
Liabilities:
Long-Term Debt:
   Face value of long-term fixed rate debt (a).... $0.6  $  2.7  $ 26.2  $28.0  $30.0   $2,125.8(b) $2,213.3  $1,581.2(c)
   Average interest rate (d)......................  6.2%    6.2%    6.9%   6.9%   6.9%      11.2%       11.1%
   Face value of TeleCorp Wireless Senior Credit
    Facility variable rate debt................... $0.0  $  8.6  $ 17.2  $40.5  $48.0   $  395.7    $  510.0  $  510.0(f)
   Average interest rate (e)......................  0.0%    6.1%    6.1%   6.1%   6.1%       6.1%        6.1%
   Face value of Tritel Senior Credit Facility
    variable rate debt............................ $0.0  $  4.5  $ 13.9  $20.1  $23.2   $  238.3    $  300.0  $  291.2(f)
   Average interest rate (e)......................  0.0%    7.2%    7.2%   7.2%   7.2%       7.2%        7.2%
Interest Rate Derivatives:
Interest rate swaps:
   Variable to fixed (g)..........................       $200.0  $225.0                             $  425.0  $  (12.6)(h)
   Average pay rate (i)...........................         5.29%   5.24%                                5.27%
   Average receive rate (i).......................         2.59%   2.88%                                2.74%

--------
(a) Fixed rate debt consists of FCC government debt, 11 5/8% senior subordinated discount notes, 10 5/8% senior subordinated notes, 10 3/8% senior subordinated notes, 12 3/4% senior subordinated discount notes, 11% senior subordinated discount notes and vendor financing.
(b) The interest rate on the vendor financing increased 1.5% on January 1, 2001 and shall not exceed 12.125%. The future principal amount in 2009 includes all unpaid interest of the vendor financing debt and totals $72.7 million. This total balance for all payments subsequent to 2005 also includes the future principal payment of $575.0 million of 11 5/8% senior subordinated discount notes in 2009, $450.0 million of 10 3/8% senior subordinated notes in 2011, $450.0 million of 10 5/8% senior subordinated notes in 2010, $372.0 million of 12 3/4% senior subordinated discount notes in 2009, $171.3 million of 11% senior subordinated notes in 2011, and $34.8 million of FCC debt due in quarterly installments through 2008.
(c) The fair value is based on (1) the carrying value of the FCC debt of $116.8 million, (2) the carrying value of the vendor financing of $51.0 million,
    (3) the $339.3 million market value of the 11 5/8% senior subordinated discount notes priced at 15.6% on September 30, 2001, (4) the $378.0 million market value of the 10 3/8% senior subordinated notes priced at 13.4% on September 30, 2001, (5) the $396.0 million market value of the 10 5/8% senior subordinated notes priced at 12.9% on September 30, 2001, (6) the $212.0 million market value of the 12 3/4% senior subordinated discount notes priced at 16.7% on September 30, 2001 and (7) the $88.1 million market value of the 11.0% senior subordinated discount notes priced at 14.5% on September 30, 2001.
(d) Average interest rate is calculated as the weighted average rate related to the repayments of debt instruments in the year indicated of maturity.
(e) The interest rate of the variable debt securities may and is expected to vary before maturity. The amount indicated is the current weighted average rate as of September 30, 2001.
(f) The fair value of the TeleCorp Wireless variable rate debt instruments is expected to approximate fair value. The fair value of the Tritel variable rate debt instruments was assessed by management upon the acquisition of Tritel based on current market interest rates and management's estimated costs to obtain similar financing.
(g) Represents the total notional amount of the swap agreements related to the TeleCorp Wireless tranche B senior credit facility of $225.0 million and the swap agreements related to the Tritel term loan A senior credit facility in the amount of $200.0 million.
(h) Represents the fair value of the variable to fixed interest rate swaps as if the transactions were settled on September 30, 2001. The negative value represents a liability of the Company at September 30, 2001.

(i) The average pay rate and average receive rate are based on the September 30, 2001 rate of TeleCorp Wireless variable rate tranche B debt on the senior credit facility less the fixed yield of 8.24% and the Tritel variable rate term loan A on the senior credit facility less the fixed yield of 9.05%. These amounts may change due to fluctuations in the variable rate debt. The Tritel and TeleCorp Wireless senior credit facility swaps expire in 2002 and 2003, respectively.

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

                          PART II--OTHER INFORMATION

Items 1, 2, 3, 4 and 5

   None.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

Exhibit
  No.                                              Description
-------                                            -----------

  2.1*   Agreement and Plan of Merger, dated as of October 7, 2001, among TeleCorp PCS Inc., AT&T
           Wireless Services, Inc. and TL Acquisition Corp.

  4.1    First Amendment to Exchange and Registration Rights Agreement, dated June 4, 2001, between
           TeleCorp PCS, Inc. and Lucent Technologies, Inc.

  4.2    Second Amendment to Securities Purchase Agreement, dated September 21, 2001, between
           TeleCorp PCS, Inc. and Lucent Technologies Inc.

  4.3    Form of Tranche B 11% Senior Subordinated Discount Note

  4.4    Exchange and Registration Rights Agreement, dated October 1, 2001, between TeleCorp PCS, Inc.
           and Lucent Technologies, Inc.

 10.1*   TeleCorp PCS, Inc. Voting Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc.,
           AT&T Wireless PCS, LLC and Thomas H. Sullivan.

 10.2*   TeleCorp PCS, Inc. Voting Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc.,
           AT&T Wireless PCS, LLC and Gerald T. Vento.

 10.3*   TeleCorp PCS, Inc. Voting Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc.,
           AT&T Wireless PCS, LLC and CTIHC, Inc.

 10.4*   TeleCorp PCS, Inc. Voting Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc.,
           AT&T Wireless PCS, LLC and CB Capital Investors, L.P..

 10.5*   TeleCorp PCS, Inc. Voting Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc.,
           AT&T Wireless PCS, LLC, HCB Capital Fund, L.P. and Hoak Communications Partners, L.P.

 10.6**  Amendment No. 1 to the TeleCorp PCS, Inc. Stockholders' Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc., AT&T Wireless PCS, LLC, Thomas H. Sullivan, Gerald T. Vento and
           each of the stockholders signatory thereto.

 10.7*** Master Services Agreement, dated as of September 5, 2001, between Convergys Information
           Management Group Inc., TeleCorp Communications, Inc. and Tritel Communications, Inc.

--------
* Incorporated by reference to the TeleCorp PCS, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2001.
** Incorporated by reference to the Schedule 13D/A filed by Gerald T. Vento and Thomas H. Sullivan on October 12, 2001 related to TeleCorp PCS, Inc.
*** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001

            TELECORP PCS, INC.

            By:                /S/ THOMAS H. SULLIVAN
                ----------------------------------------------------
                                 Thomas H. Sullivan
                Executive Vice President and Chief Financial Officer
                           (Duly Authorized and Principal
                         Financial and Accounting Officer)

                                Exhibit Listing

Exhibit
  No.                                              Description
-------                                            -----------

  2.1*   Agreement and Plan of Merger, dated as of October 7, 2001, among TeleCorp PCS Inc., AT&T
           Wireless Services, Inc. and TL Acquisition Corp.

  4.1    First Amendment to Exchange and Registration Rights Agreement, dated June 4, 2001, between
           TeleCorp PCS, Inc. and Lucent Technologies, Inc.

  4.2    Second Amendment to Securities Purchase Agreement, dated September 21, 2001, between
           TeleCorp PCS, Inc. and Lucent Technologies Inc.

  4.3    Form of Tranche B 11% Senior Subordinated Discount Note

  4.4    Exchange and Registration Rights Agreement, dated October 1, 2001, between TeleCorp PCS, Inc.
           and Lucent Technologies, Inc.

 10.1*   TeleCorp PCS, Inc. Voting Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc.,
           AT&T Wireless PCS, LLC and Thomas H. Sullivan.

 10.2*   TeleCorp PCS, Inc. Voting Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc.,
           AT&T Wireless PCS, LLC and Gerald T. Vento.

 10.3*   TeleCorp PCS, Inc. Voting Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc.,
           AT&T Wireless PCS, LLC and CTIHC, Inc.

 10.4*   TeleCorp PCS, Inc. Voting Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc.,
           AT&T Wireless PCS, LLC and CB Capital Investors, L.P..

 10.5*   TeleCorp PCS, Inc. Voting Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc.,
           AT&T Wireless PCS, LLC, HCB Capital Fund, L.P. and Hoak Communications Partners, L.P.

 10.6**  Amendment No. 1 to the TeleCorp PCS, Inc. Stockholders' Agreement, dated as of October 7, 2001, among TeleCorp PCS, Inc., AT&T Wireless PCS, LLC, Thomas H. Sullivan, Gerald T. Vento and
           each of the stockholders signatory thereto.

 10.7*** Master Services Agreement, dated as of September 5, 2001, between Convergys Information
           Management Group Inc., TeleCorp Communications, Inc. and Tritel Communications, Inc.

--------
* Incorporated by reference to the TeleCorp PCS, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2001.
** Incorporated by reference to the Schedule 13D/A filed by Gerald T. Vento and Thomas H. Sullivan on October 12, 2001 related to TeleCorp PCS, Inc.
*** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.